Form 10-K
period 1993-12-31
ALCOA INTERNATIONAL HOLDINGS CO
filed 1994-03-25
CIK 836243

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

     / x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934  /FEE REQUIRED/
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                               OR

    /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number 33-23092

                 ALCOA INTERNATIONAL HOLDINGS COMPANY
         (Exact name of registrant as specified in its charter)

            Delaware                            25-1563111
     (State of incorporation)      (I.R.S. Employer Identification No.)

     5 Burlington Square, Fourth Floor, Burlington, Vermont 05402-1491
     (Address of principal executive offices)               (Zip Code)

              Registrant's telephone number--802-658-2726

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes / x / No .

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / x /

    As of March 15, 1994 there were 2,500,000 shares of voting preferred stock, par value $100.00, of the Registrant outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $250 million.

Documents incorporated by reference:  None

              ALCOA INTERNATIONAL HOLDINGS COMPANY

    Unless the context otherwise requires, the "Company" or "AIHC" means Alcoa International Holdings Company and all subsidiaries consolidated for the purposes of presenting its financial statements. "Alcoa" means Aluminum Company of America and its consolidated subsidiaries other than the Company. "AofA" means Alcoa of Australia Limited and all subsidiaries consolidated for the purposes of presenting its financial statements.

                             PART I

Item 1.  Business.

    AIHC, formed in 1987 under the laws of the State of Delaware, is a holding company headquartered in Burlington, Vermont. Its principal operating subsidiaries mine bauxite; produce alumina, alumina-based chemicals, primary aluminum, gold and fabricated aluminum products outside the United States (U.S.); and sell these products in world markets. Other subsidiaries of the Company distribute and sell a broad range of alumina and aluminum products in markets outside the U.S. and provide debt financing to related parties.

    AIHC's principal subsidiary, AofA, accounted for approximately 63% of consolidated revenues for 1993. AofA produces alumina, alumina-based chemical products and primary aluminum ingot, and fabricates aluminum products in Australia. AofA also recovers gold from its mining leases. AofA sells these products to customers worldwide. More than half of AofA's 1993 revenues were derived from alumina, and the balance was derived principally from primary aluminum, aluminum flat rolled products and gold.

    AIHC holds a 51% interest in AofA. Western Mining Corporation Holdings Limited (Western Mining), a leading Australian mining company, owns approximately 48% of the capital stock of AofA. The Company and Western Mining are parties to a Shareholders' Agreement under which each has given to the other certain rights of first refusal with respect to any future sale or other transfer of their respective ownership interests in AofA.

    AIHC provides strategic management to its operating, sales and finance subsidiaries, including management of the subsidiaries' relationships with partners and third party investors. It also coordinates or arranges for technical, marketing, operating and financial support as needed or required by the subsidiaries. Operations management for manufacturing facilities is provided locally within each subsidiary.

    The Company's operations are divided into three segments:
Alumina, Aluminum, and Sales and Distribution. Revenues for each segment are listed below and include sales and operating revenues received from Alcoa. For other segment information, see Note I to the consolidated financial statements of AIHC.


                                 1993 Sales and
Segment                         Operating Revenues       As a %
                                  ($ in millions)       of Total
Alumina                            $1007.4                 39%
Aluminum                            1026.7                 40
Sales and Distribution               536.1                 21
                                   -------                ----
                                   $2570.2                100%
                                   =======                ====


Alumina Segment

    The Alumina segment includes mining bauxite, refining it into smelter-grade alumina, producing alumina-based chemicals and selling of alumina and alumina chemical products by AofA. The segment also includes the mining, refining and selling of gold.

    Alumina is extracted from bauxite in a chemical refining process and is the principal raw material in the electro-chemical process in which aluminum is produced. Most alumina is designated "smelter-grade alumina" and is used to make aluminum.

    Alumina produced by AofA generally is shipped either to AofA's smelters at Point Henry and Portland, Australia, or to overseas customers, principally in North America, the Middle East, Europe and the Pacific Rim. Exports, including those to Alcoa, accounted for more than 90% of AofA's total alumina shipments to customers in 1993.

    AofA has alumina supply contracts with several of its overseas customers. The largest contract is for more than one million metric tons (mt) of alumina per year. AofA also has a long-term alumina supply contract with Alcoa under which Alcoa has the option to purchase up to 800,000 mt of alumina per year.

    AofA is the largest and one of the lowest cost producers of alumina in the world. Its three alumina refineries, located in the State of Western Australia, have an aggregate annual rated capacity of approximately 6.1 million mt. The refineries have operated at or above rated capacity over the past 5 years.

    The alumina operations of AofA include the following:

    Bauxite mining operations in the Darling Range located along Australia's western coast, south of Perth, supply AofA's three alumina refineries in Western Australia. Mined bauxite is transported by rail to the refinery at Kwinana, or by overland conveyor to the Pinjarra and Wagerup refineries.

    An alumina refinery at Kwinana has an annual rated capacity of approximately 1.7 million mt. The plant has its own shipping facilities.

    An alumina refinery at Pinjarra has an annual rated capacity of approximately 2.9 million mt and is one of the world's largest alumina refineries.

    An alumina refinery at Wagerup has an annual rated capacity of more than 1.5 million mt. The site can presently accommodate a refinery with a total annual capacity of 2.0 million mt.

    A storage and loading facility located at Bunbury Harbor near
Wagerup handles most shipping for the Pinjarra and Wagerup refineries. Some Pinjarra production is shipped through the shipping facilities at Kwinana.

    AofA's rights to operate its bauxite mining and alumina refining operations in Western Australia are established under agreements with the State of Western Australia that are ratified by the Parliament of Western Australia. The bauxite mineral leases expire in 2003. Renewal options allow AofA to extend the leases until 2045. Bauxite reserves held by AofA contain bauxite sufficient to supply its requirements, based on current production rates and refinery capacity, at least through the expiration date of the leases. A 25-year mining plan, established in 1986 and submitted to the State government, addresses the broad direction and sequence of mining AofA's bauxite reserves, taking into account social, environmental and economic factors.

    Alumina refining is energy intensive and AofA's refineries use natural gas as their energy source. Nearly all of the natural gas requirements for the refineries are supplied by the State Energy Commission of Western Australia under a contract that expires in 2005. AofA is required to purchase a minimum of between 85% to 89% of its daily requirements as defined in the contract. If alumina production were curtailed to the extent that AofA could not take the minimum levels, gas quantities paid for but not taken could be held in reserve and taken later. The pricing mechanisms under the contract are designed to ensure that natural gas remains competitive with alternative fuels.

    Facilities to recover gold from AofA's mining leases were constructed in 1988, and refined gold was first poured late that year. AofA produced approximately 137,000 fine ounces of gold in 1993. Production has been declining since 1990, and the gold deposit is expected to be depleted by 1997.

    AofA also has an alumina chemicals business. Small quantities of bulk alumina hydrate are currently produced at the Kwinana refinery and shipped for distribution to the Pacific Rim markets where it is principally used in water treatment filter applications.

    In 1993 the Company and AofA formed ACAP Australia Pty. Ltd. (ACAP Australia) to market alumina-based and other chemicals in Asia and other regional chemical markets. ACAP Australia purchased a minority equity interest in Australian Fused Materials, Ltd. (AFM) in 1993. AFM manufactures and markets fused alumina as well as other chemicals for sale in Australian, Asian and other regional markets. Fused alumina is used in the manufacture of refractories.

    In 1993 the Company and The Associated Cement Companies Ltd. of Bombay, India formed a joint venture to import, process and market tabular alumina and alumina-based chemicals for the refractory and ceramic industries in India. The venture plans to build a processing plant in Falta, West Bengal which is scheduled for completion in 1994.

Aluminum Segment

    The Aluminum segment includes the production and sale of primary aluminum and fabricated aluminum products. AofA produces primary aluminum and aluminum rigid container sheet (RCS). Alcoa-Kofem Kft. (A-K) and subsidiaries of Alcoa Nederland Holding B.V.
(ANH) produce fabricated aluminum products. Although not included in the financial results of this segment, Norsk Alcoa
A/S (Norsk Alcoa) derives equity earnings from its interest in a Norwegian aluminum smelting partnership.

    Australia. AofA operates the following facilities in the State of Victoria in eastern Australia:

    An aluminum smelter at Point Henry, near Geelong, has an annual capacity of 180,000 mt. In early 1994, AofA announced a reduction of 25,000 mt of production at its Point Henry smelter.
See "Competition" below.

    A 150 megawatt steam electric generating station at Anglesea supplies over 40% of the power required for the smelter at Point Henry. Fuel for the power plant is brown coal from AofA's deposits at Anglesea, which will last well past the year 2000 at current usage levels.

    An aluminum fabricating plant at Point Henry has the annual capacity to produce 80,000 mt of aluminum sheet products. As part of the strategy to focus on products where AofA has a competitive advantage, the Point Henry rolling mill produces only RCS for beverage can makers in Australia and the Pacific Rim. Approximately 50% of the sheet products produced at Point Henry are exported to Pacific Rim countries.

    An aluminum smelter at Portland, approximately 150 miles west of Point Henry, has an annual rated capacity of 320,000 mt. The site can accommodate additional smelting capacity.

    The Portland smelter is a joint venture currently owned 45% by AofA, 25% by the State of Victoria, and 10% each by First National Resource Trust (FNRT) in Australia, China International Trust and Investment Corporation and Marubeni Aluminium Australia Pty., Ltd. (Portland Smelter Participants). A wholly owned subsidiary of AofA manages the operations of the Portland smelter on behalf of the joint venture. Each participant is required to contribute to the cost of operations and construction in proportion to its interest in the joint venture, and each participant is entitled to its proportionate share of the smelter's output. AofA's share of Portland's production is sold in ingot form in markets outside of Australia.

    In early 1994, the joint venture smelter in Portland announced a reduction of 26,000 mt of produciton. See
"Competition" below.

    Electricity for the Portland smelter is purchased from the State Electricity Commission of Victoria (SECV)under an agreement which expires in 2016. The tariff applicable under the agreement has a base component which reflects the cost of power generation and transmission and a flexible or adjustable component which would provide for adjustments to the base tariff rate based on fluctuations in the market price for aluminum. The agreement provides for a discount for interruptibility and a demand charge equal to about two-thirds of the total tariff which may be payable whether or not energy is taken.

    Electricity not otherwise produced by the Anglesea generating station and needed by the Point Henry smelter is available under a contract with the SECV, similar to the Portland power arrangement, that expires in 2014 at rates that change with the world market price for aluminum. The contract includes a standby demand charge for the purchase of electricity for periods when the Anglesea generating station is not operating. An additional energy charge is payable when this power is actually used.

    The State Government of Victoria has announced its desire to renegotiate the power contracts between AofA, the Portland Smelter Participants and the SECV. AofA and the Portland Smelter Participants have informed the State Government of Victoria that they are willing to discuss ways to improve the operational aspects of the power contracts.

    The Netherlands. The Company owns 100% of ANH. Subsidiaries of ANH produce aluminum sheet, extrusions and other products.
The principal subsidiary, Alcoa Nederland B.V. (ANL), produces aluminum fabricated and semi-fabricated products for European markets. ANL's manufacturing facilities, located in Drunen, The Netherlands, have the capacity to produce approximately 35,000 mt of sheet and 22,000 mt of extrusions annually. ANL also manufactures innovative aluminum and other products such as professional greenhouses, including interior logistical systems, mushroom racks, lighting poles and balcony systems. ANL and other ANH subsidiaries produce office interior wall systems, aluminum louvers, products for the evacuation of industrial and household gases and other building components. These products are sold mainly in Europe, with occasional exports to the U.S. and the Middle East.

    In early 1993 ANH acquired a 100% interest in Compri-
Aluminium B.V. (Compri). Compri manufactures, sells and installs aluminum and steel building products in Belgium and The
Netherlands.

    Norway.  Norsk Alcoa A/S is a 50% partner with Elkem A/S
(Elkem), a major Norwegian metals producer, in a partnership known as Elkem Aluminium ANS (EA). Elkem is the managing partner of EA.

    EA owns a 120,000 mt smelter at Mosjoen, Norway and an 80,000 mt smelter at Lista, Norway.

    Alcoa has agreed with EA to supply, directly or through AofA, approximately 230,000 mt of alumina annually to the EA smelters for a seven year period that began January 1, 1991. Price is determined by a formula which has a fixed component and a London Metal Exchange (LME) based component. The final terms of this alumina arrangement are negotiated between Alcoa and the manager of the partnership. The manager also decides upon expansion of EA's facilities in consultation with Norsk Alcoa. If Norsk Alcoa elects not to participate in a proposed expansion, the expansion may be undertaken unilaterally by Elkem, with a resulting adjustment of the ownership interests in the partnership.

    Hydro-based electric power for the smelters at Mosjoen and Lista is purchased from the Norwegian state power system under contracts expiring in the years 2007 and 2011, respectively. Both demand and energy usage charges are payable under the contracts.

    EA has extensive aluminum casting facilities in Norway which are used primarily to produce extrusion billet and slab for sheet. These products, and a small amount of unalloyed aluminum ingot, are sold by EA in Norway and other European countries, including sales to ANL, the principal subsidiary of ANH.

    Japan. AIHC holds a 50% interest in a joint venture Alcoa formed with Kobe Steel, Ltd. (Kobe) of Tokyo, Japan in 1991. The venture, KSL Alcoa Aluminum Company, Ltd., completed construction of a cold rolling mill which began operation in 1993 adjacent to Kobe's Moka, Japan plant. The facility manufactures and sells RCS to Asian and Pacific Rim countries. Alcoa supplies aluminum ingot to the joint venture.

    In 1992 Alcoa and Kobe formed Kobe Alcoa Transportation
Products Ltd. (KATP) to manufacture and sell aluminum sheet products for transportation markets in Asia. AIHC acquired a 50% interest in KATP.

    Hungary. In late 1992 AIHC acquired a 50.1% interest in Kofem Kft., a subsidiary of the government-owned Hungarian Aluminium Industrial Corporation (Hungalu). The new venture, A-K, produces common alloy flat and coiled sheet, soft alloy extrusions and end products for building, construction, food and agricultural markets in central and western Europe. A-K will invest up to $146 million, including part of AIHC's initial investment, over the five year period from 1993 to 1998 for product quality and environmental and safety upgrades at the A-K facility.

Sales and Distribution Segment

    The Sales and Distribution segment includes the worldwide sales activities of certain of the Company's wholly owned subsidiaries. These sales subsidiaries handle a broad range of alumina and aluminum products in various markets worldwide.

    The sales subsidiaries sell certain fabricated aluminum and alumina-based chemical products produced worldwide by Alcoa and by the Company's manufacturing subsidiaries. Fabricated aluminum products sold by the selling companies are principally produced in the U.S. by Alcoa; in Europe by Alcoa Manufacturing (G.B.) Limited; and in Australia by AofA. In 1993 the Company's subsidiary Alcoa International S.A., formerly known as Alcoa International, Inc. (AISA), relocated to Switzerland from the British Virgin Islands and established branch offices in Great Britain and Germany in early 1994. AISA intends to establish other branches in France and The Netherlands in 1994. In 1993, the Company formed N.V. AISC Beligium operating as a warehouse and service center for fabricated aluminum products. Alutodo, S.A. de C.V., a subsidiary, buys and sells aluminum and aluminum products through distribution centers at several locations in Mexico. Alumina-based chemical products sold by the selling companies are produced in Australia by AofA; in the U.S. by Alcoa; and by Alcoa subsidiaries in The Netherlands, Germany and Japan.

    The regional selling companies purchase U.S.-origin products from Alcoa for resale generally through the local selling companies, other Alcoa-affiliated entities or independent distributors and agents. For products produced in other countries, the regional selling companies generally act as sales representatives or agents. The local selling companies act as distributors or sales representatives (agents) for the products sold, and many deal through their own independent agents and distributors. The regional and local selling companies purchase at prices or receive sales commissions from Alcoa which the Company believes are at least as favorable as those which could be obtained from unaffiliated third parties. Purchases by AIHC's selling companies from Alcoa totaled approximately $451 million in 1993, $506 million in 1992 and $545 million in 1991.

Partnership and Minority Interests

    Australia. The principal shareholders of AofA have reached certain understandings regarding share ownership and control, dividend policies and other shareholder matters. The AofA Shareholders' Agreement provides that at least one-third of the net profits of AofA (determined on the basis of Australian generally accepted accounting principles) will be distributed as dividends each fiscal year unless the directors of AofA unanimously agree to pay a smaller dividend. The Company received cash dividends from AofA in 1993 and 1992 of approximately $131 million and $97 million, respectively.

    Norway. Norsk Alcoa participates in the profits of EA in direct proportion to its 50% ownership interest. No dividends have been paid to the Company since 1990 due to low aluminum prices.

Foreign Laws and Regulations

    The Company's subsidiaries are subject to the laws of the countries in which they are incorporated or operate. In addition to the general taxing authority of those countries, the operations of the subsidiaries may also be affected by other host country laws and regulations including corporate environmental activities, foreign exchange controls, foreign investment and import and export controls.

    In many countries in which the subsidiaries operate or are incorporated, companies are required to maintain a legal reserve as a stated percentage of shareholders' capital, including retained earnings. Dividends may not be paid out of the legal reserve, nor may dividends be paid to the extent that the legal reserve is not fully funded. None of the Company's subsidiaries has a legal reserve funding deficiency. Foreign investment laws applicable to the Company's subsidiaries do not currently impose any significant restriction or limitation on the subsidiaries' repatriation of dividends or capital to the Company. However, such laws may limit or otherwise restrict new investments or the transfer of ownership of existing investments. Also, in several of these countries, U.S. dollar remittances may only be made through or with the approval of a central banking institution or other governmental authority. Amounts actually remitted are subject to the availability of sufficient uncommitted U.S. dollar reserves in the host country.

    A permit is required for the export of alumina from Australia, and the Australian federal government has issued export control guidelines with a view to ensuring that Australian mineral exports are not sold on world markets at less than prevailing world market prices. AofA has not experienced difficulties in obtaining such permits in the past for the export of its products.

Competition

    Alumina. Smelter-grade alumina is produced both at independent refineries and at refineries integrated with or dedicated to aluminum smelting operations. Integrated capacity -- also referred to as "tied" capacity ---- accounts for well over half of world alumina production capacity. The alumina production from "untied" capacity is sold to smelters throughout the world, often through commodity traders. Of AofA's approximately 6.1 million mt of annual alumina capacity for 1993, approximately 18% was dedicated capacity for the smelting operations at Point Henry and Portland. The remainder is "untied" capacity.

    Aluminum smelters operate on a continuous schedule and must have an assured source of alumina supply to maintain operations. A failure in supply could result in potline shutdown, which can lead to costly business interruption and high restart costs. As a consequence, key competitive factors in the "untied" alumina market include delivery and assurance of supply, as well as price.

    Most of AofA's alumina supply contracts are negotiated on the basis of agreed volumes over a multi-year time period to assure a continuous supply of alumina to the smelters which receive the alumina. Most alumina is sold under contracts where prices are negotiated periodically or based on formulas related to market prices or to production costs of aluminum ingot. An imbalance of alumina demand and supply has resulted in declining alumina prices.

    On the spot market, which presently accounts only for incremental alumina sales for AofA, price is the predominant competitive factor. Commodity traders play an important role in the marketing of "untied" alumina.

    Aluminum. Unalloyed aluminum ingot is a traded commodity. For ingot traded on the LME and U.S. commodity exchanges, the principal competitive factor is price. Quality is defined, and delivery and reliability of supply are secondary factors. For ingot supplied over time and for shaped or alloyed ingot, delivery, reliability of supply and quality also may be significant factors.

    Price is an important competitive factor in the sale of fabricated aluminum products, although product quality adds an increasingly important competitive dimension for customers whose facilities require uniform product specifications in order to achieve maximum efficiency. RCS markets have become highly competitive. Semi-fabricated and fabricated products are usually manufactured close to final consuming markets since timely delivery, customer service and other commercial considerations are becoming more important in determining sales. Also, competition in aluminum fabricated product markets is more varied than in those for alumina or primary aluminum since the capital costs of entry are lower than those for refining and smelting facilities.

    The dissolution of the Soviet Union and the lack of a mechanism to integrate successfully its economy with market economies significantly contributed to a global oversupply of aluminum in recent years. Prior to 1991 former Soviet aluminum producers primarily served internal markets. The internal market weakened substantially after the collapse of the Soviet Union.
To earn hard currency, former Soviet aluminum producers began exporting significant quantities of aluminum. These exports caused an imbalance in demand and supply and resulted in severe downward pressure on aluminum prices.

    In late 1993, discussions among the governments of six major primary aluminum producing nations were initiated to address the global aluminum supply situation. A multi-government accord was reached among Australia, Canada, the European Union (EU), Norway, Russia and the U.S. in late January 1994 under which the Russian industry will reduce its annual aluminum exports by 500,000 mt per year for up to two years, the EU will refrain from renewing import quotas on Russian ingot when the quotas expire at the end of February 1994, and certain of the participating governments will create a fund to assist in the modernization of the Russian industry. The accord recognizes that there is currently an excess of supply of between 1.5 and 2.0 million mt of annual production.

    In February 1994, AofA announced a reduction of 25,000 mt of primary aluminum production at its Point Henry smelter. Also, the joint venture smelter in Portland announced a reduction of 26,000 mt of production.

    Sales and Distribution. The Company's sales and distribution subsidiaries, which principally sell fabricated aluminum products, compete with independent distributors and agents and with integrated aluminum producers. Key competitive factors are price, reliability and timeliness of supply. Other important considerations include quality, knowledge of the geographical markets served and technical services. The Company's sales subsidiaries have established a reliable distribution network in the various countries in which they sell.

Other Risk Factors

    In addition to the risks inherent in the Company's business and operations as described herein, the Company is exposed generally to financial, market, political, business and economic risks in connection with its worldwide operations.

Employees and Labor Relations

    During 1993 the Company's subsidiaries employed an average of approximately 10,300 persons. A-K employs approximately 2,300 in Hungary. A-K has entered into an agreement with its unions for wages and salaries in 1994.

    AofA currently employs approximately 6,000 people. The majority of AofA's non-management employees are members of labor unions. Terms and conditions of employment are largely regulated by enterprise agreements.

    Approximately 1,300 persons are employed by the EA partnership in Norway. Employees in Norway are represented on management boards and work councils while employees in The Netherlands are represented on work councils. Wages and benefits of these employees are established by collective bargaining agreements under which remuneration levels are set every year, usually within levels established by the government. There have been no work stoppages at the facilities of the EA partnership or of ANL in the past decade.

Environmental Matters

    The Company's plants are subject to the environmental laws and regulations of the jurisdictions in which they are located.
The Company believes that the environmental standards maintained at its locations meet or exceed all applicable regulatory requirements.

    Approximately $28 million was spent during 1993 for facilities to control emissions or for the handling or storage of discharge materials, principally by AofA for noise control, dust abatement and residue disposal projects at its Western Australia facilities. Capital expenditures for environmental facilities for 1994 are expected to be about $24 million. The costs of operating these facilities are not included in these figures. Also, remediation expenses being incurred by the Company at certain of its facilities are increasing.

    The Company's operations, like those of others in manufacturing industries, have in recent years become subject to increasingly stringent legislation and regulations to protect human health and the environment. This trend is expected to continue. Compliance with new laws, regulations or policies could require substantial expenditures by the Company, in addition to those referred to above, could increase operating costs and could affect the marketing of certain products. Certain products, especially packaging, are increasingly being subjected to regulation in markets where they are sold.

    Environmental laws and regulations are important both to the Company and to the communities where it operates. The Company supports the use of sound scientific research and realistic risk criteria to analyze environmental and human health effects and to develop effective laws and regulations in all countries where it operates. The Company also recognizes that recycling and waste reduction offer real solutions to the solid waste problem and it continues vigorously to pursue efforts in these areas.

Item 2. Properties.

    See "Item 1 - Business." The Company believes that its facilities, substantially all of which are owned, are suitable and adequate for its operations.

Item 3. Legal Proceedings.

    In the ordinary course of its business, the Company is involved in a number of suits and claims, both actual and potential, including some which it has asserted against others.
Management currently believes that the outcome of such suits and claims will not have a material effect on the Company's operations or its consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1993.


                             PART II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.

    There is no established public trading market for the Company's common stock. Alcoa and one of its subsidiaries own all of the outstanding shares of common stock of the Company.

    The Company has not adopted a policy regarding the payment of dividends on its common stock. A provision in the Company's certificate of incorporation does, however, affect the ability of the Company to pay dividends on the common or preferred stock of the Company. The provision states that AIHC and its subsidiaries may not incur aggregate indebtedness in excess of 150% of the Company's consolidated net worth. The payment of cash dividends by AIHC reduces consolidated net worth. In addition, and for the benefit of the Company's preferred shareholders, the Company does not intend to pay common stock dividends except out of the Company's retained earnings.

    Applicable law and restrictive provisions in shareholder and partner agreements applicable to certain subsidiaries also may affect the amount or timing of dividend payments.

Item 6.  Selected Financial Data.


      ALCOA INTERNATIONAL HOLDINGS COMPANY AND SUBSIDIARIES
                  (in millions, except ratios)

                                                   For the year ended December 31

                                       1993       1992       1991       1990       1989
Sales and operating revenues         $2,570.2   $2,446.4   $2,838.4   $3,200.6   $3,083.1
Other income (loss)*                     78.9       85.5      101.0      127.3      158.0
Cost of goods sold and operating
 expenses                             1,962.5    1,916.0    2,135.5    2,052.3    1,923.2
Selling general administrative and
 other expenses                          88.7       63.7       64.9       64.9       60.8
Provision for depreciation and
 depletion                              117.7      108.2      105.6      121.0      114.0
Interest expense                         23.4       20.6       30.3       47.1       51.3
Taxes on income                         100.3      147.7      216.0      359.3      418.7

Income before other items               356.5      275.7      387.1      683.3      673.1
Equity earnings (losses)                (15.5)      (9.7)       (.4)      (6.7)      24.6
Minority interests                     (155.0)    (105.9)    (154.6)    (305.5)    (303.8)
Accounting changes                        -         27.3        -          -          -
Net income                              186.0      187.4      232.1      371.1      393.9

Working capital                         540.1      519.6      433.4      490.0      339.8
Properties, plants and equipment,
 net                                  1,591.0    1,482.8    1,528.7    1,658.8    1,664.8
Investments                             155.0      157.2      137.4      121.2      152.7
Other assets and liabilities, net       869.1      811.5      748.3      704.7      425.6

Total assets                          3,872.6    3,581.2    3,770.6    3,908.7    3,413.2

Long-term debt (noncurrent)             302.1      304.6      172.8      179.0      228.3
Minority interests                      680.1      596.6      628.1      812.2      729.3

Shareholders' equity                  1,949.0    1,800.0    1,696.6    1,629.6    1,274.0


Ratio of earnings to fixed charges
 and preferred stock dividend
 requirements                            10.0        7.03       8.45      11.94      12.18

*Principally interest income and translation and exchange adjustments


Item 7.  Management's Discussion and Analysis of Results of
Operations and Financial Condition.

                 (in millions, except as noted)

Results of Operations
                                              1993        1992        1991
Sales and operating revenues by segment:
   Alumina                                  $1,007.4    $  958.3    $1,069.2
   Aluminum                                  1,026.7       891.0     1,120.7
   Sales and Distribution                      536.1       597.1       648.5
                                            --------    --------    --------
         Total                              $2,570.2    $2,446.4    $2,838.4
                                             =======     =======     =======

Income before accounting changes            $  186.0    $  160.1    $  232.1

Net income                                  $  186.0    $  187.4    $  232.1


   1993 Overview

     AIHC's 1993 net income before accounting changes increased 16% from 1992. The 1993 earnings included a favorable adjustment of $26.3, after minority interest, through June from a reduction in Australia's corporate tax rate from 39% to 33%. This credit is AIHC's share of AofA's adjustment, mainly to the provision for future taxes.

     AIHC's 1993 revenues increased 5% from 1992, primarily reflecting revenues from A-K which began operations at the beginning of 1993. A-K produces flat-rolled and extruded products used mostly in industrial and construction markets, as
well as primary aluminum.   Higher revenues due to increased
alumina shipments from AofA were essentially offset by lower prices on aluminum products sold by AIHC's selling companies.

Alumina Segment

     Revenues from the Alumina segment, which includes alumina, alumina-based chemicals and gold, account for approximately 40% of total revenues. Revenues increased 5% over 1992, primarily reflecting increased alumina shipments by AofA. Revenues in 1992 decreased 10% from 1991, reflecting lower prices for both alumina and alumina-based chemicals.

     Alumina shipments from AofA rose 9% from 1992, mainly due to additional production from AofA's Wagerup refinery expansion completed late in 1992. Alumina revenues increased 6% from 1992, reflecting the improved shipments offset by a 2% decrease in average realized prices. Revenues in 1992 fell 9% from 1991 due to a 15% drop in average realized price. An imbalance of alumina supply and demand during 1992 continued into 1993. The oversupply of alumina is expected to continue well into 1995, and there is little expectation of improvement in alumina prices in the near term.

     Revenues from alumina-based chemicals increased 5% from 1992, reflecting higher shipments offset by a minor decline in price. Revenues in 1992 declined 26% from 1991 due to lower shipments and prices of 10% and 18%, respectively.

     Gold revenues decreased 12% from 1992. Gold production has declined annually since 1990, partly because of lower grade ore which resulted in corresponding shipment reductions. Shipments declined 12% from 1992, following a 6% decrease from 1991 to 1992. With no further exploration discoveries, the gold deposit is expected to be mined out in 1997. Gold prices remained even with 1992 after dropping 9% from 1991 to 1992. Revenues in 1992 were down 15% from 1991.

     Operating profit for the Alumina segment was $300 in 1993, representing a 37% increase from 1992. Factors contributing to the improvement were increased alumina shipments from the Wagerup refinery expansion, productivity gains, lower raw material costs and a weaker Australian currency. The 1992 operating profit of $220 was 43% lower than 1991. The decrease was principally due to lower alumina prices.

Aluminum Segment

     Revenues from the Aluminum segment increased 15% from 1992.
The increase is primarily due to the acquisition of A-K.  The
1992 revenues from this segment dropped 20% from 1991 due to lower shipments and prices.

     Aluminum ingot represented 65% of shipments, and 46% of revenues for this segment in 1993. Ingot shipments increased 10% from 1992, mainly because of higher AofA shipments to Japan and the addition of A-K. Despite the increase in shipments, ingot revenues increased only 3% due to a 7% drop in average realized ingot price. Both lower prices and shipments contributed to a 32% drop in ingot revenues from 1991 to 1992.

     Revenues from the sale of rigid container sheet (RCS) for beverage cans declined $19, or 11% from 1993. The change was caused by a 4% decrease in shipments combined with a 7% reduction in prices. RCS revenues declined 10% from 1991 to 1992, primarily because of lower prices partially offset by higher shipments to Southeast Asia.

     Revenues from Alcoa Nederland Holding B.V. (ANH) declined 3%
in 1993.   Even though local currency revenues increased,
strengthening of the U.S. dollar resulted in a decrease in U.S. dollar revenues. The primary cause of the local currency revenue growth was the acquisition of Compri-Aluminium B.V. (Compri) early in 1993. Compri manufactures and sells aluminum building
products in Belgium and the Netherlands.   Shipments were down 4%
from 1992. The decrease reflects weak European demand in the construction, transportation and agricultural markets. Both revenues and shipments improved slightly from 1991 to 1992. The higher shipments and favorable exchange rate changes helped to generate the revenue increase.

     Operating profit for the Aluminum segment increased $83, or 6% from 1992. The impact of favorable exchange rates from AofA, partly offset by start-up losses from A-K, was the primary cause of the increase. Operating profit in 1992 was $79, or an 8% decrease from 1991. Significantly lower aluminum prices, partly offset by improved production costs, were the major reasons for the decline.

Sales and Distribution Segment

     This segment includes companies that sell aluminum products and alumina-based chemicals purchased from Aluminum Company of America and its subsidiaries (Alcoa), and products produced by AIHC. Revenues in 1993 declined to $536 from $597 in 1992, a decrease of 10%. Even though shipments increased slightly, a decline in unit revenues for aluminum products more than offset the effect of the higher volume. In 1992 revenues for this segment declined 8% from 1991, reflecting lower sales of aluminum products in Canada, primarily those for the aerospace industry, and lower RCS sales in Canada and the Far East.

     Operating profit for the Sales and Distribution segment dropped 37% from 1992. Lower unit prices on sales of aluminum products, particularly sales of RCS to Latin America, were the major cause of the decrease. Operating profit in 1992 of $44 was 25% lower than in 1991, mostly because of translation losses and higher administrative costs associated with the acquisition of Alutodo S.A. de C.V.

Accounting changes

     In 1992 AIHC implemented two new accounting rules that were applied retroactively to January 1. The first relates to accounting for income taxes and resulted in a one-time, non-cash credit of $29.5. The credit was principally due to adjusting deferred taxes that were accrued at various tax rates in prior years to the current tax rate of the countries where AIHC has operations.

     The second rule relates to accounting for post retirement benefits other than pensions and requires accruing those benefits over the period the employee provides services to the company. This resulted in a one-time, non-cash charge of $2.2 for the cumulative net liability up to January 1.

Other Income and Expense Items

     Other income was $79 for 1993, an 8% decrease from 1992. The major factors in the decline were lower interest income due to decreased interest rates, and a favorable insurance claim settlement in 1992 by AofA, partially offset by foreign currency exchange gains. Other income in 1992 declined $16 from 1991, principally due to foreign currency exchange losses and lower interest income from AofA. These were partially offset by the insurance claim settlement.

     Included in other income is interest income earned by a subsidiary of AIHC, Alcoa International Finance Company (AIFC), from loans to ACOA. AIFC earned $32 in 1993, $36 in 1992 and $41 in 1991 from such loans.

     Cost of goods sold and operating expenses increased 2% from 1992. The impact of lower aluminum product costs to the international selling companies and favorable exchange rate effects from AofA were more than offset by the addition of A-K. Cost of goods sold and operating expenses in 1992 were down 10% from 1991 primarily due to lower aluminum production costs. Cost of goods sold as a percentage of sales and operating revenues was 76% in 1993, 78% in 1992 and 75% in 1991. The improvement in the 1993 ratio is primarily due to improved margins in the alumina segment. The higher ratio in 1992 compared to 1991 was caused by price declines for most products.

     Selling, general administrative and other expense increased
$25 from 1992. Most of the increase was due to the addition of subsidiaries, particularly A-K.

     Depreciation expense in 1993 increased 9% from 1992. The increase is almost entirely due to the addition of A-K.
Depreciation expense increased $3 in 1992, reflecting capitalization of AofA's alumina refinery expansion at Wagerup.

     Interest expense increased $3 from 1992 reflecting a significant drop in capitalized interest, partially offset by lower interest rates. Capitalized interest in 1993, 1992 and 1991 was $.3, $7.1 and $5.2, respectively. Interest expense in 1992 was down $10 from 1991 largely due to lower interest rates.

     The provision for taxes on income reflects a weighted average of the statutory tax rates of countries where AIHC operates, primarily Australia and the U.S. Included in 1993 income taxes is the effect of a change in Australia's tax rate from 39% to 33%. The decrease resulted in a $65 reduction in AofA's taxes and primarily related to adjusting deferred taxes initially recorded at the higher rate. The effective tax rate for 1993 was 22.0%. The difference between this rate and the U.S. statutory rate of 35% is due primarily to the Australia tax rate change.

     Equity losses in 1993 related primarily to AIHC's aluminum ventures in Japan. The ventures manufacture and sell RCS and aluminum products for the transportation industry. In 1992, equity losses primarily related to AIHC's Norwegian smelting partnership.

     Minority interests' share of earnings in 1993 increased $49 from 1992 and was $49 lower in 1992 compared to 1991. The changes were due primarily to changes in AofA earnings.

     AIHC continues to participate in environmental assessments and cleanups at a number of locations, including operating facilities and adjoining properties; at previously owned and operated facilities; and at other waste sites. AIHC records a liability for environmental remediation costs or damages when a cleanup program becomes probable and the costs can be reasonably estimated. As assessments and cleanups proceed, these liabilities are adjusted based on progress in determining the extent of remedial actions and related costs and damages. The liabilities can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements and technological changes.

     The Company's environmental remediation reserve balance at the end of 1993 was $17 and reflects AIHC's most probable cost to remediate identified environmental conditions.

Liquidity and Capital Resources

Cash From Operations

     Cash and cash equivalents at year-end were $164, a $215 decline from 1992. Short-term investments at year-end 1993 included $244 with maturities greater than three months. Such investments do not qualify as cash equivalents. All short-term investments in 1992 were considered to be cash equivalents.

     Cash from operations and net income were relatively constant in 1993, 1992 and 1991. However, there were some notable changes in components of working capital and minority interests. In 1993, decreases in inventory, prepaid expenses and other current assets, and accounts payable and accrued expenses were significantly lower than in 1992. Receivables went up slightly in 1993 while they declined in 1992. Minority interests' share of 1993 earnings was $155, an increase of $49 from 1992.

Financing Activities

     Dividends to preferred shareholders were $14 in 1993, $16 in 1992 and $21 in 1991. The declines reflect lower dividend rates which are reset periodically by an auction process (see note G on page 25). AIHC has paid no dividends on common stock in the past three years. Dividends paid by AofA were $257 in 1993, $190 in 1992 and $310 in 1991. Of these amounts, AIHC received $131, $97 and $158, respectively.

     Long-term debt was essentially unchanged from 1992. Long-term debt increased by $83 in 1992, principally to fund forward foreign exchange activities. Debt as a percentage of invested capital was 10.3% in 1993, 11.3% in 1992 and 6.9% in 1991.

     In 1991 AIHC purchased the remaining interest in ANH for $80.

Investing Activities

     Capital expenditures were $182 in 1993 compared to $205 in 1992 and $245 in 1991. The 1993 capital expenditures were mainly to sustain or improve existing facilities. A large portion of the capital expenditures in 1992 and 1991 were for the Wagerup alumina refinery expansion which was completed in late 1992.
AIHC plans to invest up to $146, including part of AIHC's initial investment, over the five year period from 1993 though 1998 for product quality and environmental and safety upgrades at its A-K facilities.

     Cash held by AIFC is loaned to Alcoa through interest-bearing notes. The amount loaned totaled $915 at year-end 1993, up $155 from 1992. Since Alcoa controls AIHC and currently intends to continue renewing these notes, they are classified as noncurrent. See Note J for information regarding the amounts and terms of the notes.

     AofA had investments of $244 in short-term securities with maturities greater than three months at the end of 1993.

     Other investing activities declined significantly from 1992. Acquisitions in 1993 included an Alcoa Nederland subsidiary with operations in Belgium and The Netherlands, which produces aluminum and steel products for the building and construction markets. Investments and acquisitions in 1992 included capital funding for AIHC's investments in Japan for KSL Alcoa Aluminum Company Ltd. and Kobe Alcoa Transportation Products, Ltd., and in Hungary for A-K. In Australia, AofA made an investment in First National Resource Trust, which holds a 10% investment in the Portland Smelter in Australia. Late in 1992 AIHC acquired Alutodo S.A. de C.V. which sells aluminum products through metal distribution centers in Mexico.

Subsequent Event

     In February 1994, AofA announced reductions of 25,000 mt at the Point Henry smelter in Geelong, Australia and 26,000 mt at the Portland, Australia smelter. AofA has a 45% interest in the Portland smelter.

Item 8.  Financial Statements and Supplementary Data.

                  Independent Auditor's Report

To the Shareholders and Board of Directors
Alcoa International Holdings Company (AIHC)

     We have audited the consolidated financial statements and the financial statement schedules of AIHC listed in Item 14(A) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of AIHC's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AIHC at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Notes A and N to the consolidated financial statements, AIHC changed its methods of accounting for income taxes and post retirement benefits other than pensions in 1992.

                                             /s/Coopers & Lybrand
                                             COOPERS & LYBRAND

600 Grant Street
Pittsburgh, Pennsylvania
January  11, 1994, except for Note P
for which the date is February 7, 1994

     STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                      AIHC and subsidiaries
                          (in millions)


For the year ended December 31                   1993       1992       1991

Statement of Consolidated Income
REVENUES
Sales and operating revenues (I)               $2,449.1   $2,321.3   $2,628.9
Revenues from related parties (I and J)           121.1      125.1      209.5
Other income, principally interest (J)             78.9       85.5      101.0
                                                -------    -------    -------
                                                2,649.1    2,531.9    2,939.4
                                                =======    =======    =======

COSTS AND EXPENSES
Cost of goods sold and operating expenses (J)   1,962.5    1,916.0    2,135.5
Selling, general administrative and other
 expenses (J)                                      88.7       63.7       64.9
Provision for depreciation, depletion
 and amortization                                 117.7      108.2      105.6
Interest expense (K)                               23.4       20.6       30.3
                                                -------    -------    -------
                                                2,192.3    2,108.5    2,336.3
                                                =======    =======    =======

 Income before taxes on income                    456.8      423.4      603.1
Provision for taxes on income (N)                 100.3      147.7      216.0
                                                -------    -------    -------

EARNINGS
 Income before other items                        356.5      275.7      387.1
 Equity losses (C)                                (15.5)      (9.7)       (.4)
 Minority interests                              (155.0)    (105.9)    (154.6)
                                                -------    -------    -------
 Income before accounting changes                 186.0      160.1      232.1
Cumulative effect of accounting changes for:
 Income taxes (A and N)                             -         29.5        -
 Postretirement benefits, net of $1.6 tax
   benefit (A)                                      -         (2.2)       -
                                                -------    -------    -------
Net income                                     $  186.0   $  187.4   $  232.1
                                                =======    =======    =======

Statement of Consolidated Retained Earnings
Retained earnings at beginning of year         $1,655.6   $1,484.3   $1,270.4
Net income for year                               186.0      187.4      232.1
                                                -------    -------    -------
                                                1,841.6    1,671.7    1,502.5
                                                =======    =======    =======
Less:
    Preferred dividends declared                   13.8       16.1       18.2
                                                -------    -------    -------
Retained earnings at year-end                  $1,827.8   $1,655.6   $1,484.3
                                                =======    =======    =======


The accompanying notes are an integral part of the financial statements.

                   CONSOLIDATED BALANCE SHEET
                      AIHC and subsidiaries
               (in millions, except share amounts)

December 31                                                           1993           1992
ASSETS
Current assets:
  Cash                                                            $     13.3     $     17.3
  Short-term investments (all cash equivalents except $243.6 in
   1993)                                                               394.7          362.1
  Receivables from customers, less allowances: 1993-$11.3;             351.5          315.1
   1992-$7.6 (J)
  Inventories (B)                                                      333.0          307.0
  Prepaid expenses and other current assets                             19.3           32.0
                                                                     -------        -------
   Total current assets                                              1,111.8        1,033.5
Notes receivable - Aluminum Company of America (J)                     914.8          759.8
Investments (C)                                                        155.0          157.2
Properties, plants and equipment (D)                                 1,591.0        1,482.8
Other assets and deferred charges                                      100.0          147.9
                                                                     -------        -------
   Total assets                                                     $3,872.6       $3,581.2
                                                                     =======        =======

LIABILITIES
Current liabilities:
  Short-term borrowings (J)                                         $  129.5       $   86.3
  Accounts payable, trade (J)                                          197.8          171.9
   Accrued compensation and retirement costs                            30.1           33.5
   Taxes, including taxes on income                                    167.8          154.9
   Future taxes on income                                               14.1           28.4
   Other current liabilities                                            32.4           38.9
                                                                     -------        -------
     Total current liabilities                                         571.7          513.9
Long-term debt (E)                                                     302.1          304.6
Noncurrent liabilities and deferred credits                            145.7           96.2
Deferred income taxes (N)                                              224.0          269.9
                                                                     -------        -------
      Total liabilities                                              1,243.5        1,184.6
                                                                     -------        -------

MINORITY INTERESTS (A)                                                 680.1          596.6
                                                                     -------        -------

Contingent liabilities (F)

SHAREHOLDERS' EQUITY
Preferred stock, $100 par value, 5,000,000 shares authorized;
 2,500,000 shares issued and outstanding (G)                          250.0          250.0
Common stock, $1 par value, 8,000 shares authorized in 1993,
 10,000,000 in 1992; 7,634 shares issued and outstanding in
 1993, 7,634,085 in 1992 (G)                                            -              7.6
Additional capital                                                     85.9           78.3
Translation adjustment (A and H)                                     (214.7)        (191.5)
Retained earnings                                                   1,827.8        1,655.6
                                                                    -------        -------
   Total shareholders' equity                                       1,949.0        1,800.0
                                                                    -------        -------
      Total liabilities and equity                                 $3,872.6       $3,581.2
                                                                    =======        =======


The accompanying notes are an integral part of the financial statements.

              STATEMENT OF CONSOLIDATED CASH FLOWS
                      AIHC and subsidiaries
                          (in millions)


For the year ended December 31                                 1993     1992     1991
Cash from Operations
Net income                                                     $186.0   $187.4   $232.1
Adjustments to reconcile net income to cash from operations:
  Depreciation, depletion and amortization                      117.7    108.2    105.6
  Increase (reduction) in deferred income taxes                 (48.6)   (17.5)    15.6
  Equity losses before additional taxes, net of dividends        16.2     15.0      2.6
  Accounting changes                                              -      (27.3)     -
  Minority interests                                            155.0    105.9    154.6
  Other                                                           7.9      7.6     (6.6)
  (Increase) decrease in receivables                             (2.6)    52.3    109.6
  (Increase) decrease in inventories                             23.8     75.9    (28.9)
  (Increase) decrease in prepaid expenses and
    other current assets                                          5.3     66.4     (1.6)
  Decrease in accounts payable and
    accrued expenses                                            (61.5)  (141.2)    (9.0)
  Decrease in taxes, including taxes on income                   (8.9)   (16.3)  (154.8)
  Net change in noncurrent assets and liabilities                60.7     27.2     22.0
                                                                -----    -----    -----
  Cash from operations                                          451.0    443.6    441.2
                                                                -----    -----    -----

Financing Activities
Net additions to (reductions of) short-term borrowings           73.6    (27.3)    59.9
Reductions to minority interests                                  -        -      (80.0)
Dividends paid to shareholders                                  (13.8)   (16.3)   (21.3)
Dividends paid to minority interests                           (126.1)   (93.1)  (152.0)
Additions to long-term debt                                      87.5    323.7    264.6
Payments on long-term debt                                      (86.8)  (241.2)  (191.7)
                                                                -----    -----    -----
  Cash used for financing activities                            (65.6)   (54.2)  (120.5)
                                                                -----    -----    -----

Investing Activities
Capital expenditures                                           (182.2)  (205.3)  (245.0)
Loans by finance subsidiary to related parties                 (172.5)   (82.6)  (163.9)
Payments received on finance subsidiary loans                    17.5     39.0     54.4
Acquisition of subsidiaries, net of cash acquired                (9.8)   (57.7)    (3.4)
Additions to investments                                         (7.4)   (36.2)   (18.8)
Short-term investments, excluding cash equivalents             (243.6)     -        -
                                                                -----    -----    -----
  Cash used for investing activities                           (598.0)  (342.8)  (376.7)
                                                                -----    -----    -----

Effect of exchange rate changes on cash                          (2.4)   (39.2)    (7.0)
                                                                -----    -----    -----

Changes in Cash
Net change in cash and cash equivalents                        (215.0)     7.4    (63.0)
Cash and cash equivalents at beginning of year                  379.4    372.0    435.0
                                                                -----    -----    -----
Cash and cash equivalents at year-end                          $164.4   $379.4   $372.0
                                                                =====    =====   =====


The accompanying notes are an integral part of the financial statements.


                    NOTES TO FINANCIAL STATEMENTS
             (dollars in millions, except share amounts)


A.  Summary of Significant Accounting Policies

    Principles of Consolidation - The consolidated financial statements include the accounts of Alcoa International Holdings Company (AIHC) and companies more than 50% owned. Also included are joint ventures in which AIHC has an undivided interest. Investments in other entities are accounted for principally on the equity basis.

    Inventories - Inventories are carried at the lower of average cost or market.

    Depreciation and Depletion - Depreciation is recorded on the straight-line method at rates based on the estimated useful lives of the assets. The book value of obsolete assets is charged to depreciation expense when they are scrapped. Profits or losses from the sale of assets are included in other income. Repairs and maintenance are charged to expense as incurred.

    Depletion is taken over the periods the estimated mineral reserves are extracted.

    Environmental Expenditures - Expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to future revenues, are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated.

    The liability for remediation expenditures may include, as appropriate, elements of costs such as site investigations, consultant's fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted, nor are claims for recovery recognized. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations.

    Interest Costs - Interest related to construction of qualifying assets is capitalized as part of construction costs.

    Futures Contracts - AIHC periodically enters into forward and futures contracts for foreign exchange, interest rate and commodities which are primarily accounted for as hedges of its revenues and costs. The gains and losses on these contracts are reflected in earnings concurrently with the hedged revenues or costs. The cash flows from these contracts are classified in a manner consistent with the underlying nature of the transactions.

    Exploration Costs - Exploration costs are generally deferred and amortized over the period during which the resources are extracted on either a time or production basis. Applicable exploration costs are charged to expense in the year any program is abandoned.

    Income Taxes - Effective January 1992 AIHC adopted SFAS 109 -
"Accounting for Income Taxes". A tax credit of $29.5 was recorded as a cumulative effect of an accounting change for the net decrease to the deferred tax liability. See Note N.

    Postretirement Benefit Plans Other Than Pensions - Effective January 1992 AIHC adopted accounting for these benefits as prescribed by SFAS No. 106. An after tax charge of $2.2 was recorded as a cumulative effect of an accounting change. Footnote disclosure is not presented because these costs are immaterial.

    Foreign Currency - The U.S. dollar is the functional currency of AIHC, AIFC, Alcoa Inter-America, Inc., Alcoa International, Inc. and Alcoa International (Asia) Limited.
As of January 1, 1991, AIHC adopted the Australian dollar as the functional currency for translating financial statements of Alcoa of Australia (AofA). The change had the effect of reducing AIHC's consolidated shareholders' equity at January 1 by $133 and minority interests by $128. As of January 1, 1992, the Norwegian kroner became the functional currency for Norsk Alcoa A/S. The functional currencies of the remaining companies are their local currencies and translation of their financial statements gives rise to a translation adjustment in the balance sheet. The amount of this adjustment varies from year to year based on the exchange rates at the time of translation.

    Cash Flows - Short-term investments includes items that qualify as cash equivalents. AIHC considers all investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents were $151.1 and $362.1 in 1993 and 1992, respectively. Cash payments in 1993, 1992 ,and 1991 for interest were $20.1, $29.3 and $32.8, respectively. Cash payments for income taxes for the same respective periods were $131.8, $202.6 and $346.4.

      Reclassification - Certain amounts in previously issued financial statements were reclassified to conform to 1993 presentations.

B.  Inventories


December 31                                     1993      1992
Finished goods                                 $  67.6   $  56.9
Work in process                                   39.2      20.6
Bauxite and alumina                               91.5      95.1
Purchased raw materials                           58.7      68.2
Operating supplies                                76.0      66.2
                                                ------    ------
                                               $ 333.0   $ 307.0
                                                ======    ======


C.  Investments

    AIHC's share of undistributed earnings of less than majority-owned entities was $31.0, $47.6 and $62.0 at December 31, 1993,
1992 and 1991, respectively.

D.  Properties, Plants and Equipment, at Cost


December 31                                     1993         1992
Land and land rights, including mines         $   48.0     $   46.5
Structures                                       710.3        654.7
Machinery and equipment                        1,731.4      1,589.8
                                               -------      -------
                                               2,489.7      2,291.0
Less accumulated depreciation and depletion      971.4        876.7
                                               -------      -------
                                               1,518.3      1,414.3
Construction work in progress                     72.7         68.5
                                               -------      -------
                                              $1,591.0     $1,482.8
                                               =======      =======


E.  Long-term Debt


December 31                                         1993      1992
AofA:
  Revolving credit agreements:
   Euro-Commercial Paper
    London Programme, due 1996-1997
    (average rates: 1993-3.4%, 1992-3.74%)          $302.0    $297.0
    London Programme - A$, due 1995
    (average rate: 1992-5.7%)                          -         2.1
    Hong Kong Programme - due 1995
    (average rate: 1992-3.48%)                         -         4.9
Other                                                   .1        .6
                                                     -----     -----
Long-term debt                                      $302.1    $304.6
                                                     =====     =====


    All long-term debt matures in the next five years. Amounts due are less than $.1 in 1994 and 1995, $102 in 1996 and $200 in 1997.

    AofA issues variable rate notes under a $400 Euro-Commercial Paper Programme (ECP) based in London and a $102 ECP based in Hong Kong. Standby facilities for both ECPs are provided under a $200 Revolving Underwriting Facility and a $102 Australian Bank Bill Facility.

    AofA has uncommitted lines of credit available with major
Australian banks. In addition, AIHC has unused short-term lines of credit aggregating $4 with banks and $4 with related parties (see Footnote J).

F.  Contingent Liabilities

    In the ordinary course of its business, AIHC is involved in a number of suits and claims, both actual and potential, including some which it has asserted against others. Management currently believes that the outcome of such suits and claims will not have a material effect on AIHC's operations, liquidity, or its consolidated financial position.

G.  Preferred and Common Stock

    Preferred Stock - In 1988 AIHC sold five series of cumulative voting preferred stock with an aggregate value of $250. In 1991 the preferred stock was, by its terms, restructured into four series as follows:

                            Shares       Aggregate                    Year term
                          Outstanding    par value    Dividend rate*   expires
Variable Term Voting:
      Series A              800,000       $ 80.0           2.6%           -
      Series B              700,000         70.0           4.8%           -

Voting:
      Series I              500,000         50.0           8.0%          1994
      Series II             500,000         50.0           6.9%          1995
                          ---------        -----
                          2,500,000       $250.0
                          =========        =====

*Annual dividend rates:

    Series A - The annual dividend rate is a weighted average of an auction rate reset every 49 days.

    Series B - In 1993 the Series B preferred converted from its initial term to a 49 day auction rate preferred. The annual dividend rate represented a weighted average of 8.625% through May 10 and 49 day auction rates for the balance of the year.

    Series I and Series II - The annual dividend rate will be reset by an auction process at the end of the respective term.


  Common Stock - As a result of an amendment in May 1993 to AIHC's Certificate of Incorporation, its common shares were reverse split at a 1/1,000 ratio, reducing outstanding common shares to 7,634. Authorized common shares were reduced to 8,000 shares and authorized preferred shares were reduced to 2,500,000 shares.

H.  Translation Adjustment

  An analysis of the translation adjustment component of shareholders' equity follows.


                                                  1993      1992
Balance at beginning of year                    $(191.5)  $(123.6)
Functional currency change (See Note A)             -         (.4)
Translation adjustments during the year           (23.2)    (67.5)
                                                 ------    ------
   Balance at end of year                       $(214.7)  $(191.5)
                                                 ======    ======


I.  Segment and Geographic Area Information

      AIHC's operations consist of three segments:

      The Alumina segment includes the mining of bauxite, refining it into smelter-grade alumina, and the production and sale of alumina and alumina-based chemical products. It also includes operations to extract gold present in a portion of AofA's bauxite reserves.

      The Aluminum segment includes the production and sale of primary aluminum and fabricated aluminum products. Also included are power and other services.

      The Sales and Distribution segment consists of an international network of regional and local selling companies which act as distributors or agents for both AIHC's and Alcoa's products.

Segment information


                                             1993      1992       1991
Sales and operating revenues:
Alumina
 Customers (1)                           $   968.8   $  910.6   $ 928.6
 Alcoa and affiliated companies               38.6       47.7     140.6
 Intersegment (2)                            104.6      103.7     130.2
                                           -------    -------   -------
                                           1,112.0    1,062.0   1,199.4
                                           -------    -------   -------
Aluminum
 Customers                                 1,011.6      876.0   1,117.8
 Alcoa and affiliated companies               15.1       15.0       2.9
                                           -------    -------   -------
                                           1,026.7      891.0   1,120.7
                                           -------    -------   -------
Sales and distribution
 Customers                                   468.7      534.7     582.5
 Alcoa and affiliated companies               67.4       62.4      66.0
                                           -------    -------   -------
                                             536.1      597.1     648.5
                                           -------    -------   -------

Eliminations                                (104.6)    (103.7)   (130.2)
                                           -------    -------   -------
   Total sales and operating revenues     $2,570.2   $2,446.4  $2,838.4
                                           =======    =======   =======

Operating profit:
 Alumina                                  $  300.3   $  219.8  $  388.6
 Aluminum                                     83.1       78.6      85.7
 Sales and distribution                       28.1       44.3      58.7
                                           -------    -------   -------
  Total operating profit                     411.5      342.7     533.0
Other income                                  69.8      102.5     102.0
Interest expense                              23.4       20.6      30.3
Corporate                                     (1.1)      (1.2)     (1.6)
                                           -------    -------   -------
   Income before taxes on income          $  456.8   $  423.4  $  603.1
                                           =======    =======   =======

Identifiable assets:
 Alumina                                  $1,471.3   $1,411.6  $1,443.9
 Aluminum                                  1,159.3    1,068.5   1,319.7
 Sales and distribution                      168.1      183.9     153.2
Corporate assets                             925.8      760.0     716.4
Investments                                  148.1      157.2     137.4
                                           -------    -------   -------
   Total assets                           $3,872.6   $3,581.2  $3,770.6
                                           =======    =======   =======

Depreciation and depletion:
 Alumina                                  $   59.7   $   55.4  $   56.8
 Aluminum                                     57.5       52.3      48.3
 Sales and distribution                         .5         .5        .5
                                           -------    -------   -------
    Total depreciation and depletion      $  117.7   $  108.2  $  105.6
                                           =======    =======   =======

Capital expenditures:
 Alumina                                  $  146.9   $  156.2  $  188.6
 Aluminum                                     34.1       47.8      56.0
 Sales and distribution                        1.2        1.3        .4
                                           -------    -------   -------
    Total capital expenditures            $  182.2   $  205.3  $  245.0
                                           =======    =======   =======

  (1) Includes sales to one U.S. customer of $201.9 in 1993, $213.2 in 1992, and 234.5 in 1991.
  (2) Transfers between segments are based on generally prevailing market prices.


Geographic area information

                                                 1993      1992      1991
Revenues from customers and related parties:
 Pacific                                       $1,674.5  $1,647.9  $1,977.2
 Europe                                           496.2     374.7     382.2
 The Americas (1)                                 399.5     423.8     479.0
                                                -------   -------   -------
  Total sales and operating revenues           $2,570.2  $2,446.4  $2,838.4
                                                =======   =======   =======

Operating profit:
 Pacific                                       $  390.2  $  301.7  $  466.4
 Europe                                            (1.6)       .6      19.7
 The Americas                                      22.9      40.4      46.9
                                                -------   -------   -------
  Total operating profit                       $  411.5  $  342.7  $  533.0
                                                =======   =======   =======

Identifiable assets:
 Pacific                                       $2,298.7  $2,260.9  $2,559.0
 Europe                                           400.3     308.1     289.3
 The Americas                                      99.7      95.0      68.5
Corporate assets                                  925.8     760.0     716.4
Investments                                       148.1     157.2     137.4
                                                -------   -------   -------
   Total assets                                $3,872.6  $3,581.2  $3,770.6
                                                =======   =======   =======

Capital expenditures:
 Pacific                                       $  159.6  $  181.6  $  228.3
 Europe                                            22.2      22.6      16.6
 The Americas                                        .4       1.1        .1
                                                -------   -------   -------
    Total capital expenditures                 $  182.2  $  205.3  $  245.0
                                                =======   =======   =======

(1)  Principally export sales


J.  Related Party Transactions

    AIHC is controlled by Alcoa. The terms for all transactions between Alcoa and AIHC were established by negotiation between the parties and reflect terms comparable to transactions with unrelated third parties.

    AIHC incurred charges of $452.7 in 1993, $507.3 in 1992 and $549.5 in 1991 from Alcoa, principally for products purchased by the selling companies.

    Receivables from Alcoa totaled $28.5 at year-end 1993 and $30.9 at year-end 1992. Trade accounts payable to Alcoa totaled
$52.5 at year-end 1993 and $58.3 at year-end 1992.

    AIFC earned interest income of $31.9 in 1993, $35.6 in 1992 and $41.0 in 1991 from loans to Alcoa which totaled $914.8 at year-end 1993. Since Alcoa controls AIHC, and currently intends to continue renewing these notes, they have been classified as noncurrent. The terms of the notes are:


     Face amount          Maturity date           Annual Interest rate
       $400.0             June 30, 1996                    3.64% *
        100.0             March 31, 1994                   3.75%
         50.0             March 31, 1994                   3.66%
         50.0             March 31, 1994                   3.92%
        314.8             On Demand                        3.91% **
        -----
       $914.8
        =====

* Effective rate as of December 31, 1993. Rate varies quarterly based on market rates.
**Effective rate as of December 31, 1993. Rate varies monthly based on market rates.


Alcoa Nederland Finance B.V. (ANF), an Alcoa subsidiary, has loan commitments to subsidiaries of AIHC for 50 million Dutch guilders, 11 million pounds sterling, 5 million deutschmarks and 25 million Belgian francs. At December 31, 1993 ANF had loaned 44 million Dutch guilders at 6.09%, 6.7 million pounds sterling at 5.8%, 4 million deutschmarks at 6.81% and 15 million Belgian francs at 6.74%, or the equivalent of $35.7.

K.  Interest Cost Components


                                        1993     1992      1991
         Charged to expense             $ 23.4   $ 20.6    $ 30.3
         Capitalized                        .3      7.1       5.2
                                         -----    -----     -----
             Total                      $ 23.7   $ 27.7    $ 35.5
                                         =====    =====     =====


L.  Lease Expense

    Certain equipment, and warehousing and office space, are under operating lease agreements. Total expense for all leases was $13.5 in 1993, $14.8 in 1992 and $12.6 in 1991.
Under long-term leases, minimum annual rentals are $5.5 in 1994, $4.6 in 1995, $4.6 in 1996, $3.4 in 1997, $4.4 in 1998
and a total of $5.3 for 1999 and thereafter.

M.  Pension Plans

    AofA maintains pension plans covering most of its employees. Pension benefits generally depend upon length of service, job grade or remuneration and certain other benefits. Substantially all benefits are paid through pension trusts that are sufficiently funded to ensure that all plans have adequate funds to pay benefits to retirees as they become due.

    Pension costs for AofA's plans include the following components:


                                            1993      1992      1991
     Benefits earned                         $21.0     $20.3     $21.5
     Interest accrued on projected benefit
       obligation                             13.3      13.5      14.3
          Net amortization                    (1.4)     (1.8)       .1
                                              ----      ----      ----
                                              32.9      32.0      35.9
     Less: Expected return on plan assets*    17.0      17.9      15.7
            Employee contributions             5.5       6.1       6.2
                                              ----      ----      ----
     Total                                   $10.4     $ 8.0     $14.0
                                              ====      ====      ====

     *The actual returns were higher than the expected return by $29.5 in 1993, $1.8 in 1992 and $15.0 in 1991 and were deferred as actuarial gains.


       The status of AofA's pension plans at December 31 follows.

                                                    1993        1992
Accumulated benefit
  obligation, primarily vested                      $185.8      $168.4
                                                     =====       =====

Plan assets, primarily stocks and bonds, at market   222.5       175.4
Projected benefit obligation                         201.8       176.9
                                                     -----       -----
Plan assets greater (less) than
  projected benefit obligation                        20.7        (1.5)

Unrecognized:
  Transition (assets) obligations                    (19.3)      (22.1)
  Prior service costs                                  6.0         6.9
  Actuarial losses, net                               (2.8)       20.3
                                                     -----       -----
Prepaid (accrued) pension cost                      $  4.6      $  3.6
                                                     =====       =====


  The following assumptions were used to determine the projected benefit obligation and plan assets.


December 31                                   1993      1992      1991
Settlement discount rate                      8.0%      8.5%      9.0%
Long-term rate for compensation increases     6.0%      6.5%      8.0%
Long-term rate of return on plan assets       9.5%     10.0%     10.5%


N.  Provision for Income Taxes

    As discussed in Note A, AIHC implemented SFAS 109 as of
January 1, 1992 and the cumulative effect of this change is reported in 1992 earnings. Prior years' financial statements have not been restated.

    The components of income before taxes on income were:


                                       1993      1992      1991
U.S.                                $ 30.8    $ 34.8    $ 40.9
Foreign                              426.0     388.6     562.2
                                     -----     -----     -----
                                    $456.8    $423.4    $603.1
                                     =====     =====     =====


    The provision for taxes on income consisted of:

                                       1993       1992      1991
Current
 U.S. Federal*                         $ 14.5    $ 32.2    $ 30.6
 Foreign                                134.3     132.1     168.6
 State and local                           .1        .9       1.2
                                        -----     -----     -----
                                        148.9     165.2     200.4

Deferred
 Foreign                                (48.6)    (17.5)     15.6
                                        -----     -----     -----

Total                                  $100.3    $147.7    $216.0
                                        =====     =====     =====

* Includes U.S. taxes related to foreign income


  Deferred taxes in 1993 included a credit of $41.6 for statutory tax rate adjustments in Australia.

  The reconciliation of the effective tax rate to the U.S. federal statutory rate follows.


                                         1993      1992      1991
U.S. federal statutory rate (%)            35.0      34.0      34.0
Taxes on foreign income                    (2.7)     (1.3)      1.2
Adjustment of prior years' U.S. tax         (.2)      2.1        .6
Australia tax rate change                  (9.1)      -         -
Other                                      (1.0)       .1       -
                                           ----      ----      ----
Effective tax rate (%)                     22.0      34.9      35.8


  The components of net deferred tax assets and liabilities at December 31,1993 and 1992 follow.


                           1993 Deferred   1993 Deferred     1992 Deferred    1992 Deferred
                            tax assets     tax liabilities    tax assets     tax liabilities

 Depreciation                    -             $255.8              -             $293.1
 Employee benefits             $23.4              -              $19.5              -
 Loss provisions                15.7              -                9.1              -
 Deferred income                16.1             28.8             15.7             51.5
 Tax loss carryforwards         22.1              -               19.7              -
 Other                           3.3             12.9             12.1              9.2
                                ----            -----             ----            -----
                                80.6            297.5             76.1            353.8
 Valuation allowance           (21.3)             -               (9.1)             -
                                ----            -----             ----            -----
                               $59.3           $297.5            $67.0           $353.8
                                ====            =====             ====            =====


   Of the tax loss carryforwards, $16.5 expire over the next 10 years and $5.6 is unlimited. A substantial portion of the valuation allowance is for these carryforwards because the ability to utilize a portion of them is uncertain.


   Deferred income taxes provided for timing differences in the recognition of revenue and expenses for tax and financial statement purposes prior to the new accounting rules follow.


                                     1991
                  Depreciation       $ 25.6
                  Other               (10.0)
                                      -----
                                     $ 15.6
                                      =====


   The cumulative amount of undistributed earnings for which no deferred taxes have been provided was $892.9 at December 31, 1993. Management has no plans to distribute such earnings in the foreseeable future. It is not practicable to determine the deferred tax liability on these earnings.

O.  Financial Instruments

    At December 31, 1993 AIHC had open currency exchange commitments consisting of purchase contracts of $291.6 and sell contracts of $864.0. These contracts are part of a worldwide program to minimize volatility in foreign exchange operating income and balance sheet exposure. These contracts generally mature within twelve months and are principally unsecured forward exchange contracts.

    The methods used to determine the fair value of certain financial instruments follow.

    Cash and Short-term Investments. The carrying amount approximates fair value because of the short maturity of the instruments.

    Investments and Non-current Receivables. The majority of AIHC's investments represent equity interests in various companies and joint ventures for which there is no quoted market price. To estimate the fair value of these investments, AIHC would have had to incur excessive costs. The fair value of non-current receivables is based on anticipated cash flows.

    Long-term Debt. The fair value of long-term debt is based on interest rates that are currently available to AIHC for issuance of debt with similar terms and remaining maturities.

    The fair value of recorded financial instruments, excluding investments, does not materially differ from the values reflected on the books.

P.  Subsequent Event

    In February 1994, AofA announced reductions of 25,000 mt at the Point Henry smelter in Geelong, Australia and 26,000 mt at the Portland, Australia smelter. AofA has a 45% interest in the Portland smelter.


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

         None.


                            PART III


Item 10.  Directors and Executive Officers of the Registrant.

    The information regarding Executive Officers and Directors is set forth below.

Richard L. Fischer--Director and President of AIHC. Mr. Fischer, 57, has served as a director since the Company's formation in 1987 and as Vice President until 1991 when he was elected President of the Company. He is Executive Vice President-Chairman's Counsel of Alcoa and served as Senior Vice President and General Counsel from 1984 to 1991. From 1985 through 1989 Mr. Fischer also had responsibility for Government and Public Affairs for Alcoa. He was given additional responsibilities in 1986 for Corporate Development and in 1989 for Alcoa's expansion activities in Europe and Asia.

Jeffrey J. Hodgman--Director of AIHC. Mr. Hodgman, 50, is Senior Vice President - Corporate Investmenst of Metropolitan Life Insurance Company. He has served as a director of the Company since August 1988. He became Senior Vice President - Corporate Investments of Metropolitan on January 1, 1993 after having served as Senior Vice President - Corporate Planning of Metropolitan since January 1990, Senior Vice President - Portfolio Strategies since 1986 and Vice President - Asset Management Group since 1983. He is President and Chief Executive Officer of Metropolitan Series Fund, Inc., and is a director of several other Metropolitan subsidiaries.

Jan H. M. Hommen--Director and Executive Vice President of AIHC.
Mr. Hommen, 50, is Executive Vice President and Chief Financial
Officer of Alcoa.  He served as Alcoa Vice President and
Treasurer from 1986 to 1991 and Assistant Treasurer-Corporate
Finance beginning in 1979.  Prior to 1979, Mr. Hommen was
Financial Director of Alcoa Nederland B.V.

John E. Wilson, Jr.--Director, Vice President and Treasurer of AIHC (not an executive officer). Mr. Wilson, 38, was elected to his current positions in 1991. Prior to that, he served as an employee of Alcoa in various positions including Manager of Finance from 1990-1991, Analyst-Corporate Finance from 1985-1990, Credit Representative from 1982-1985 and Product Accountant from 1980-1982. Prior to working for Alcoa, Mr. Wilson was Adjunct Professor of Finance and Economics at Clarkson College.


Item 11.  Executive Compensation.

    One individual who serves as a director and officer receives compensation from the Company in his capacity as an officer. The remaining directors and executive officers of the Company do not and will not receive any compensation from the Company except that directors who are not also employees or officers of Alcoa or one of Alcoa's subsidiaries may be entitled to directors' fees in amounts established from time to time by the Board. All directors will be reimbursed for expenses reasonably incurred in connection with their services as directors of the Company. None of the directors and executive officers of the Company receives or will receive any additional compensation from Alcoa or any of its affiliates for services rendered on behalf of the Company. The Company will compensate Alcoa for the time during which any salaried officer or employee of Alcoa performs services for the Company. There are no family relationships among or between the Company's directors and officers.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

    No officer or director of the Company owns any shares of its capital stock.

    The following table sets forth information regarding beneficial ownership of the Company's voting securities as of March 15, 1994 by each person who is known to the Company to be the owner of more than five percent of either class of the Company's voting securities, based on the records of the Company and the position listing of such securities held in nominee name.


Title of Class     Name and Address of           Number of      Percent
                   Owner or Participant          Shares Owned   of Class

Common Stock       Aluminum Company of America      *7,634        100
                   425 Sixth Avenue
                   Alcoa Building
                   Pittsburgh, PA  15219-1850

Preferred Stock    Metropolitan Life Insurance   1,000,000         40
                    Company
                   One Madison Avenue
                   New York, NY  10010

                   Chemical Bank/MHT               295,000         11.8
                   270 Park Avenue
                   31st Floor
                   New York, NY  10017

                   Chase Manhattan Bank, N.A.      220,000          8.8
                   1 Chase Manhattan Plaza
                   3-B/Proxy Department
                   New York, NY  10081

                   Citibank, N.A.                  201,000          8.0
                   111 Wall Street
                   20th Floor, Zone 9
                   New York, NY  10043

                   Bankers Trust Company           171,000          6.8
                   Corporate Securities Services
                   16 Wall Street - Level D
                   New York, NY  10005

                   Continental Bank, National      150,000          6.0
                   Association-Trust
                   231 S. LaSalle Street
                   Proxy/18th Floor
                   Chicago, IL  60697

*Alcoa Securities Corporation, a wholly owned Alcoa subsidiary, holds a portion of the securities.


Item 13.  Certain Relationships and Related Transactions.

  AIHC and its subsidiaries are parties to certain purchase, sale, administrative service, management, loan and other agreements and arrangements with Alcoa. Alcoa is the principal supplier of products sold by the Company's sales and distribution subsidiaries. Alcoa is one of the largest customers for alumina produced by AofA. In 1993 purchases by Alcoa from and fees paid to subsidiaries of the Company totaled $121 million; sales by Alcoa to such entities (principally for resale) and commissions on agency sales totaled $453 million. At February 28, 1994 outstanding loans of $891 million had been made to Alcoa by a wholly owned Delaware subsidiary, AIFC, on terms, including interest rates, believed by the Company to approximate those available to Alcoa for comparable short-term borrowings from unrelated parties. See Note J.

  In order to address certain potential conflicts of interest between the Company and Alcoa, the Company's Restated Certificate of Incorporation contains provisions regulating and defining the conduct of certain affairs of the Company as they may involve Alcoa and its officers and directors, and the powers, rights, duties and liabilities of the Company and its officers, directors and stockholders in connection therewith. In general, these provisions recognize that from time to time the Company and Alcoa may engage in the same or similar activities or lines of business, have an interest in the same areas of corporate opportunities, and enter into contracts and otherwise transact business with each other. The provisions also describe the obligations of officers and directors of the Company with respect to corporate opportunities and contracts and limit the liability of directors of the Company to the Company or its stockholders to the fullest extent permitted by the law. Directors of the Company who are also officers or directors of Alcoa will not be liable to the Company or its stockholders for breach of any fiduciary duty if the directors comply with the provisions of the Restated Certificate of Incorporation.

  The Company's By-laws contain detailed indemnification rights and procedures for its directors and officers and the Company has entered into or will enter into individual indemnity agreements with each of its present and future directors and officers which provide for indemnification to the fullest extent permitted by law.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

    (a) The financial statements, financial statement schedules and exhibits listed below are filed as part of this Form 10-K.

    (1) Financial Statements.


    Report of Independent Certified Public Accountants
    Statements of consolidated income and retained earnings
         for the years ended December 31, 1993, 1992 and 1991
    Consolidated balance sheet, December 31, 1993 and 1992
    Statement of consolidated cash flows for the years
         ended December 31, 1993, 1992 and 1991
    Notes to financial statements

    (2)  Financial Statement Schedules.

  Schedules V, VI, VIII, IX and X for the fiscal years ended
December 31, 1993, 1992 and 1991.

      Schedule No.               Schedule Title

            V          Properties, Plants and Equipment
           VI          Accumulated Depreciation, Depletion and
                         Amortization of Properties, Plants
                         and Equipment
         VIII          Valuation and Qualifying Accounts
           IX          Short-Term Borrowings
            X          Supplementary Income Statement Information

  Schedules other than those referred to above are omitted because they are not required or the information is included in the notes to financial statements.

    (b) Reports on Form 8-K. None were filed in the fourth quarter of 1993.

    (c)  Exhibits.

Exhibit
Number
                          Description*

 3(i).   Amended Certificate of Incorporation of the Registrant.

 3(ii).  By-Laws of the Registrant.

 4(a). Certificate of Designation with respect to the Registrant's Variable Term Voting Preferred Stock
         (Exchange), Series A, Series B and Series C, as amended, incorporated by reference to exhibit 4(a) to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1988.

 4(b). Certificate of Designation with respect to the Registrant's Voting Preferred Stock, Series I and Series
         II, incorporated by reference to exhibit 4.3 to Registration Statement No. 33-23092 on Form S-4.

 4(c). Revolving Underwriting Facility Agreement, dated January 12, 1990, among Alcoa of Australia Limited and various financial institutions, incorporated by reference to exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.
 4(d). Euro-Commercial Paper Programme, dated January 12, 1990, among Alcoa of Australia Limited and various financial institutions, incorporated by reference to exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

 4(e). Dealer Agreement with respect to the Euro-Commercial Paper Programme, dated June 20, 1990, among Alcoa of Australia Limited and various financial institutions, incorporated by reference to exhibit 4(e) the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

 4(f). Certificate of Amendment of Certificate of Designations with respect to the Registrant's Variable Term Voting Preferred Stock (Exchange), Series A, Series B and Series C, as amended, incorporated by reference to exhibit 4(f) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10(a). Alcoa of Australia Limited Shareholders' Agreement, dated December 16, 1987, between the Registrant and Western Mining Corporation Holdings Limited, incorporated by reference to exhibit 10.1 to Registration Statement No. 33-23092 on Form S-4.

10(b). Form of Indemnity Agreement between the Registrant and each of its directors and officers, incorporated by reference to exhibit 10.2 to Registration Statement No.
         33-23092 on Form S-4.

10(c). Amended and Restated Term Loan Agreement, dated as of December 1, 1991, between Alcoa International Finance Company and Aluminum Company of America, incorporated by reference to exhibit 10(c) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10(d).   Management Services Agreement between the Registrant and
         Aluminum Company of America, effective as of December
         31, 1987, incorporated by reference to exhibit 10.5 to Registration Statement No. 33-23092 on Form S-4.

10(e). Secret Process and Technical Information Agreement, dated November 13, 1961, between Alcoa of Australia Proprietary Limited (now Alcoa of Australia Limited) and Aluminum Company of America, incorporated by reference to exhibit 10.6 to Registration Statement No. 33-23092 on Form S-4.

10(f). Alumina Refinery Agreements--Western Australia, incorporated by reference to exhibit 10.7 to Registration Statement No. 33-23092 on Form S-4.

10(g). Alumina Supply Agreement, dated January 3, 1989, between Alcoa of Australia Limited and Aluminum Company of America, incorporated by reference to exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

10(h). Third Amendment, effective as of September 1, 1991, to the Management Services Agreement between the Registrant and Aluminum Company of America dated as of December 31, 1987, incorporated by reference to exhibit 10(h) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10(i). Amended and Restated Demand Loan Agreement, dated as of April 1, 1990, between Alcoa International Finance Company and Aluminum Company of America, incorporated by reference to exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10(j). Amendment to Amended and Restated Demand Loan Agreement, dated as of December 1, 1991, between Alcoa International Finance Company and Aluminum Company of America, incorporated by reference to exhibit 10(j) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10(k).   Management Services Agreement between the Registrant and
         Three Rivers Insurance Company, effective as of
         September 1, 1991, incorporated by reference to exhibit
         10(k) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10(l). Management Services Agreement between Three Rivers Insurance Company and the Registrant, effective as of September 1, 1991, incorporated by reference to exhibit 10(l) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10(m). Amendment to the Dealer Agreement with respect to the Euro-Commercial Paper Programme, dated January 14, 1991, among Alcoa of Australia Limited and various financial institutions, incorporated by reference to exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

12.      Computation of Ratio of Earnings to Fixed Charges and
         Preferred Stock Dividend Requirements.

21.      Subsidiaries of the Registrant.


*There are no management contracts or compensatory plans filed as Exhibits to this Form 10-K.

    Amendments and modifications to other Exhibits previously filed have been omitted when in the opinion of the Registrant such Exhibits as amended or modified are no longer material or, in certain instances, are no longer required to be filed as exhibits.

    No other instruments defining the rights of holders of long-term debt of the Registrant or its subsidiaries have been filed as exhibits because no such instruments met the threshold materiality requirements under Regulation S-K. The Registrant agrees, however, to furnish a copy of any such instruments to the Commission upon request.

    (d)  Financial Statement Schedules.

          SCHEDULE V - PROPERTIES, PLANTS AND EQUIPMENT
                 FOR THE YEARS ENDED DECEMBER 31
                          (in millions)


     Col. A                  Col. B        Col. C       Col. D      Col. E        Col. F
                             Balance at                             Other         Balance at
                             beginning of  Additions                changes add   end of
Classification               period        at cost      Retirements (deduct) (C)  period

Year 1993:
  Land and land rights,         $   46.5      $   .8      $  .2       $ (1.2)       $   48.0
     including mines                                                     2.1 (E)
  Structures                       654.7        37.0         .7        (18.4)          710.3
                                                                       (13.1)(D)
                                                                        50.8 (E)
  Machinery and equipment        1,589.8       138.8       24.1        (39.9)        1,731.4
                                                                        (9.4)(D)
                                                                        76.2 (E)
  Construction work in progress     68.5         5.3(B)     -           (2.4)           72.7
                                                                         1.3 (E)
                                 -------       -----       ----        -----         -------
                                $2,359.5      $181.9      $25.0       $ 46.0        $2,562.4
                                 =======       =====       ====        =====         =======
Year 1992:
  Land and land rights,         $   50.4      $   .4      $  .1       $ (4.2)       $   46.5
    including mines
  Structures                       664.8        52.6         .9        (61.8)          654.7

  Machinery and equipment        1,504.6       243.1       17.7       (140.2)        1,589.8

  Construction work in progress    180.9       (90.9)(B)    -          (21.2)           68.5
                                                                         (.3)(D)
                                 -------       -----       ----        -----         -------
                                $2,400.7      $205.2      $18.7      $(227.7)       $2,359.5
                                 =======       =====       ====       ======         =======

Year 1991:
  Land and land rights,         $   63.4      $   .2      $  .1      $ (14.2)    $      50.4
      including mines                                                    1.1 (E)
  Structures                       846.8        20.0        1.6       (202.2)          664.8
                                                                          .1 (D)
                                                                         1.7 (E)
  Machinery and equipment        1,790.8        88.8       21.4       (339.8)        1,504.6
                                                                       (14.6)(D)
                                                                          .8 (E)
  Construction work in progress     50.4       135.4(B)     -           (4.9)          180.9
                                 -------       -----       ----       ------         -------
                                $2,751.4      $244.4      $23.1      $(572.0)       $2,400.7
                                 =======       =====       ====       ======         =======

Notes: (A) Depreciation of structures, machinery and equipment is provided on the straight-line method at rates ranging from 2% to 25%
       (B) Net increase (decrease) during period
       (C) Translation (including AofA functional currency change in 1991), unless otherwise noted
       (D) Transfers from other accounts
       (E) Sale or acquisition of subsidiaries


      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
        AMORTIZATION OF PROPERTIES, PLANTS AND EQUIPMENT
                 FOR THE YEARS ENDED DECEMBER 31
                          (in millions)


        Col. A                                     Col. B        Col. C       Col. D       Col. E        Col. F
                                                                 Additions                 Other
                                                   Balance at    charged to                changes       Balance at
                                                   beginning of  costs and                 add           end of
Classification                                     period        expenses     Retirements  (deduct) (A)  period
Year 1993:
 Land  and  land  rights, including mines          $    5.8       $   .6           -       $    (.1)         $  6.3
 Structures                                           256.2         25.7         $  .5         (4.9)          280.2
                                                                                                2.9 (C)
                                                                                                 .8 (D)
 Machinery and equipment                              614.7         87.9          21.2        (15.2)          684.9
                                                                                               14.2 (C)
                                                                                                4.5 (D)
                                                    -------        -----          ----      -------           -----
                                                   $  876.7       $114.2(B)      $21.7     $    2.2          $971.4
                                                    =======        =====          ====      =======           =====

Year 1992:
 Land and land rights, including mines             $    5.6       $   .7           -       $    (.5)         $  5.8
 Structures                                           255.7         25.7         $  .6        (24.6)          256.2

 Machinery and equipment                              610.7         77.9          15.7        (58.2)          614.7

                                                    -------        -----          ----       ------           -----
                                                   $  872.0       $104.3(B)      $16.3      $ (83.3)         $876.7
                                                    =======        =====          ====       ======           =====

Year 1991:
 Land and land rights, including mines             $    6.7       $   .8           -        $  (1.9)         $  5.6
 Structures                                           326.0         25.5         $ 1.0        (95.1)          255.7
                                                                                                 .3 (C)
   Machinery and equipment                            759.9         75.2          16.3       (206.1)          610.7
                                                                                                 .4 (C)
                                                                                               (2.4)(D)
                                                    -------        -----          ----       ------           -----
                                                   $1,092.6       $101.5(B)      $17.3      $(304.8)         $872.0
                                                    =======        =====          ====       ======           =====

Notes: (A) Translation (including AofA functional currency change in
           1991), unless otherwise noted
       (B) Depreciation expense shown on the income statement includes amortization of patents and other intangibles of $3.5 in 1993, $3.9 in 1992 and $4.1 in 1991
       (C) Sale or acquisition of subsidiaries
       (D) Transfers from other accounts


        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31
                          (in millions)


        Col. A                      Col. B                Col. C                  Col. D         Col. E
                                                         Additions
                                    Balance at    Charged to    Charged to
                                    beginning of  costs and     other                          Balance at
Description                         period        expenses      accounts (A)   Deductions (B)  end of period

Allowance for doubtful accounts:

    1993                                $7.6       $ 4.7          $ (.4)            $  .7               $11.3
                                                                     .1 (C)
    1992                                $7.5       $ 1.4          $ (.6)            $  .7               $ 7.6
    1991                                $7.3       $ 1.1          $  .1 (C)         $ 1.0               $ 7.5

Income tax valuation allowance:

    1993                                $9.1       $12.2            -                 -                 $21.3
    1992                                 -         $ 9.1            -                 -                 $ 9.1

Notes: (A) Translation adjustments, unless otherwise noted
       (B) Uncollectible accounts written off
       (C) Acquisition of subsidiaries



     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                 FOR THE YEARS ENDED DECEMBER 31
                          (in millions)


                 Col. A                         Col. B
                  Item                   Charged to costs and expenses

                                        1993          1992         1991
          Maintenance and repairs     $214.1        $222.5       $228.1



               SCHEDULE IX - SHORT-TERM BORROWINGS
                 FOR THE YEARS ENDED DECEMBER 31
                          (in millions)


        Col. A                Col. B      Col. C         Col. D       Col. E       Col. F
                                                         Maximum      Average      Weighted
                                                         amount       amount       average
                              Balance at  Weighted       outstanding  outstanding  interest rate
Category of aggregate         end of      average        during the   during the   during the
short-term borrowings (A)     period      interest rate  period       period (B)   period (C)
Year 1993:
   Payable to banks:
     Australia                  $  -           -           $ 14.4       $ 9.9             4.77%
     Other                        19.1         7.91%         19.0         8.6             7.41
   Related Parties                34.5         6.06          46.2        40.2             6.79
   Commercial paper               75.9         3.39         132.8        87.7             3.41
                                 -----
                                $129.5
                                 =====

Year 1992:
   Payable to banks:
     Australia                  $ 12.8        10.00%       $ 15.7       $12.0            10.67%
     Other                         3.2         8.99          13.0         7.1            10.22
   Related parties                37.2         8.94          47.2        40.4             9.60
   Commercial paper               33.1         3.48          50.0        28.4             5.85
                                 -----
                                $ 86.3
                                 =====

Year 1991:
   Payable to banks:
     Australia                  $ 21.6        12.25%       $ 83.4       $19.9            14.25%
     Other                         3.3        12.33          51.7        42.7            15.31
   Related parties                48.4        10.00          48.4        33.0             9.50
   Commercial paper               40.3        12.45          64.7        23.0             9.62
                                 -----
                                $113.6
                                 =====

Notes:  (A) Terms range from demand to 90 days
        (B) Computed by calculating an arithmetical average of month-end borrowings during the year
        (C) Computed by dividing interest expense applicable to the debt by average borrowings outstanding




                            SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ALCOA INTERNATIONAL HOLDINGS
COMPANY

March 24, 1994                By /s/John E. Wilson, Jr.
                                    John E. Wilson, Jr.
                                    Vice President and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature              Title                 Date


 /s/ RICHARD L. FISCHER
     Richard L. Fischer       President and Director   March 24, 1994
                               (Principal Executive
                                    Officer)


 /s/ JAN H. M. HOMMEN
     Jan H. M. Hommen             Director and         March 24, 1994
                                 Executive Vice
                              President (Principal
                              Financial Officer and
                              Principal Accounting
                                    Officer)


 /s/ JOHN E. WILSON, JR.
     John E. Wilson, Jr.            Director           March 24, 1994


 /s/ JEFFREY J. HODGMAN
     Jeffrey J. Hodgman             Director           March 24, 1994

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting materials have been sent to the Company's security holders. The Company intends to furnish to security holders subsequent to the filing of this Annual Report on Form 10-K a copy of this Annual Report along with proxy soliciting materials. The Company intends to provide the Commission with copies of such proxy materials at a later date when they have been sent to security holders.

                                                       Exhibit 12

        COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
            AND PREFERRED STOCK DIVIDEND REQUIREMENTS
                  (in millions, except ratios)


For the years ended December 31           1993     1992     1991       1990      1989
Earnings:
 Income before taxes on income, equity
  income and accounting changes           $456.8   $423.4   $603.1   $1,042.6  $1,091.8
 Fixed charges added to net income          31.0     30.6     41.4       58.1      61.5
 Proportionate share of income (loss)
  of 50%-owned persons                     (15.1)   (13.5)    (2.5)      (6.8)     24.6
 Distributed income of less than
    50%-owned persons                        -        -        -          -         -
 Amortization of capitalized interest        4.8      5.4      5.0         .9       5.9
                                           -----    -----    -----    -------   -------

  Total earnings                          $477.5   $445.9   $647.0   $1,094.8  $1,183.8
                                           =====    =====    =====    =======   =======

Fixed Charges:
 Interest expense:
  Consolidated                            $ 23.4   $ 20.6   $ 30.3   $   47.1  $   51.3
  Proportionate share  of 50%-owned
   persons                                   4.6      6.0      7.6        7.1       7.5
                                           -----    -----    -----    -------   -------
                                            28.0     26.6     37.9       54.2      58.8
                                           -----    -----    -----    -------   -------

 Amount representative of the interest
   factor in rent:
  Consolidated                               3.0      3.9      3.2        3.8       2.5
  Proportionate share of 50%-owned
   persons                                   -         .1       .3         .1        .2
                                           -----    -----    -----    -------   -------
                                             3.0      4.0      3.5        3.9       2.7
                                           -----    -----    -----    -------   -------

 Fixed charges added to net income          31.0     30.6     41.4       58.1      61.5

 Interest capitalized                         .3      7.1      5.2        -         -

 Preferred stock dividend requirements      16.6     25.7     30.0       33.6      35.7
                                           -----    -----    -----    -------   -------

   Total fixed charges                    $ 47.9   $ 63.4   $ 76.6   $   91.7  $   97.2
                                           =====    =====    =====    =======   =======

Ratio                                       10.0     7.03     8.45      11.94     12.18
                                           =====    =====    =====    =======   =======



                                                       Exhibit 21

       SUBSIDIARIES AND EQUITY ENTITIES OF THE REGISTRANT
                    (As of December 31, 1993)


                                             State or
                                             country of
     Name                                    organization

Alcoa Asia Limited                           Delaware
Alcoa Inter-America, Inc.                    Delaware
Alcoa International Finance Company          Delaware
Alcoa International, S.A.                    Switzerland
     Alcoa International (Asia) Limited      Hong Kong
     Alcoa S.A.                              Switzerland
     Alcoa Italia S.p.A.                     Italy
Alcoa Japan Limited                          Japan
Alcoa-Kofem Kft                              Hungary
Alcoa Nederland Holding B.V.                 The Netherlands
     Alcoa Extruded Products (UK) Limited    United Kingdom
       Alcoa Systems (UK) Limited            United Kingdom
     Alcoa Nederland France S.A.R.L.         France
     Alcoa Nederland Investments B.V.        The Netherlands
       Alcoa Nederland B.V.                  The Netherlands
       Alcoa Systems B.V.                    The Netherlands
       Allpro B.V.                           The Netherlands
       Alumet Etten B.V.                     The Netherlands
       Burgerhout B.V.                       The Netherlands
       Intal B.V.                            The Netherlands
       Intransit B.V.                        The Netherlands
       Sypla Systeem-Planning B.V.           The Netherlands
     Extrusion De Aluminio S.A.              Spain
Alcoa of Australia Limited                   Australia
     A.F.P. Pty. Limited                     Australia
       Hedges Gold Pty. Ltd.                 Australia
     Alcoa of Australia (Asia) Limited       Hong Kong
     Coala Insurance Company Limited         Cayman Islands
     Portland Smelter Services Pty. Ltd.     Australia
Alutodo, S.A. de C.V.                        Mexico
Kobe Alcoa Transportation Products, Ltd.     Japan
KSL Alcoa Aluminum Company, Ltd.             Japan
Norsk Alcoa A/S                              Norway
     Elkem Aluminium ANS                     Norway

The names of certain subsidiaries which, considered in the aggregate, would not constitute a significant subsidiary, have been omitted from the above list.

                        EXHIBIT INDEX

Exhibit
Number
                          Description

 3(i).   Amended Certificate of Incorporation of the Registrant.

 3(ii).  By-Laws of the Registrant.

 4(a). Certificate of Designation with respect to the Registrant's Variable Term Voting Preferred Stock
         (Exchange), Series A, Series B and Series C, as amended, incorporated by reference to exhibit 4(a) to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1988.

 4(b). Certificate of Designation with respect to the Registrant's Voting Preferred Stock, Series I and Series
         II, incorporated by reference to exhibit 4.3 to Registration Statement No. 33-23092 on Form S-4.

 4(c). Revolving Underwriting Facility Agreement, dated January 12, 1990, among Alcoa of Australia Limited and various financial institutions, incorporated by reference to exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.
 4(d). Euro-Commercial Paper Programme, dated January 12, 1990, among Alcoa of Australia Limited and various financial institutions, incorporated by reference to exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

 4(e). Dealer Agreement with respect to the Euro-Commercial Paper Programme, dated June 20, 1990, among Alcoa of Australia Limited and various financial institutions, incorporated by reference to exhibit 4(e) the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

 4(f). Certificate of Amendment of Certificate of Designations with respect to the Registrant's Variable Term Voting Preferred Stock (Exchange), Series A, Series B and Series C, as amended, incorporated by reference to exhibit 4(f) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10(a). Alcoa of Australia Limited Shareholders' Agreement, dated December 16, 1987, between the Registrant and Western Mining Corporation Holdings Limited, incorporated by reference to exhibit 10.1 to Registration Statement No. 33-23092 on Form S-4.

10(b). Form of Indemnity Agreement between the Registrant and each of its directors and officers, incorporated by reference to exhibit 10.2 to Registration Statement No.
         33-23092 on Form S-4.

10(c). Amended and Restated Term Loan Agreement, dated as of December 1, 1991, between Alcoa International Finance Company and Aluminum Company of America, incorporated by reference to exhibit 10(c) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10(d).   Management Services Agreement between the Registrant and
         Aluminum Company of America, effective as of December
         31, 1987, incorporated by reference to exhibit 10.5 to Registration Statement No. 33-23092 on Form S-4.

10(e). Secret Process and Technical Information Agreement, dated November 13, 1961, between Alcoa of Australia Proprietary Limited (now Alcoa of Australia Limited) and Aluminum Company of America, incorporated by reference to exhibit 10.6 to Registration Statement No. 33-23092 on Form S-4.

10(f). Alumina Refinery Agreements--Western Australia, incorporated by reference to exhibit 10.7 to Registration Statement No. 33-23092 on Form S-4.

10(g). Alumina Supply Agreement, dated January 3, 1989, between Alcoa of Australia Limited and Aluminum Company of America, incorporated by reference to exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

10(h). Third Amendment, effective as of September 1, 1991, to the Management Services Agreement between the Registrant and Aluminum Company of America dated as of December 31, 1987, incorporated by reference to exhibit 10(h) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10(i). Amended and Restated Demand Loan Agreement, dated as of April 1, 1990, between Alcoa International Finance Company and Aluminum Company of America, incorporated by reference to exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10(j). Amendment to Amended and Restated Demand Loan Agreement, dated as of December 1, 1991, between Alcoa International Finance Company and Aluminum Company of America, incorporated by reference to exhibit 10(j) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10(k).   Management Services Agreement between the Registrant and
         Three Rivers Insurance Company, effective as of
         September 1, 1991, incorporated by reference to exhibit
         10(k) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10(l). Management Services Agreement between Three Rivers Insurance Company and the Registrant, effective as of September 1, 1991, incorporated by reference to exhibit 10(l) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10(m). Amendment to the Dealer Agreement with respect to the Euro-Commercial Paper Programme, dated January 14, 1991, among Alcoa of Australia Limited and various financial institutions, incorporated by reference to exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

12.      Computation of Ratio of Earnings to Fixed Charges and
         Preferred Stock Dividend Requirements.

21.      Subsidiaries of the Registrant.