Form 10-Q
period 1994-03-31
ALCOA INTERNATIONAL HOLDINGS CO
filed 1994-05-12
CIK 836243

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



     (Mark One)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               OR

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1994        Commission File Number 33-23092


              ALCOA INTERNATIONAL HOLDINGS COMPANY


     (Exact name of registrant as specified in its charter)


          DELAWARE                           25-1563111
    (State of incorporation)     (I.R.S. Employer Identification No.)

    5 Burlington Square, Fourth Floor, Burlington, Vermont 05402-1491

       (Address of principal executive offices)      (Zip Code)


            Registrant's Telephone Number   802-658-2726


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes /X/         No

     As of May 10, 1994, 7,634 shares of common stock, par value
$1.00, of the Registrant were outstanding.



                 PART I - FINANCIAL INFORMATION

AIHC and subsidiaries
Consolidated Balance Sheet
(in millions, except share amounts)


                                                                   (unaudited)
                                                                    March 31    December 31
ASSETS                                                                1994          1993
                                                                      ----          ----
Current assets:
   Cash                                                            $   22.2      $    13.3
   Short-term investments (all cash equivalents except $187.4 in      309.1          394.7
     1994 and $243.6 in 1993)
   Receivables from customers, less allowances  1994 - $8.5;          363.7          351.5
     1993 - $11.3 (a):
   Inventories (b)                                                    334.1          333.0
   Prepaid expenses and other current assets                           26.1           19.3
                                                                    -------        -------
       Total current assets                                         1,055.2        1,111.8
                                                                    -------        -------

Properties, plants and equipment, at cost                           2,658.1        2,562.4
Less, accumulated depreciation, depletion and amortization          1,026.7          971.4
                                                                    -------        -------
Net properties, plants and equipment                                1,631.4        1,591.0

Notes receivable - Aluminum Company of America (c)                    897.3          914.8
Investments                                                           156.0          155.0
Other assets and deferred charges                                     107.1          100.0
                                                                   --------       --------   ------
       Total assets                                               $ 3,847.0      $ 3,872.6

LIABILITIES
Current liabilities:
   Short-term borrowings (d)                                      $    76.4      $   129.5
   Accounts payable, trade (a)                                        166.9          197.8
   Accrued compensation and retirement costs                           26.7           30.1
   Taxes, including taxes on income                                   100.2          167.8
   Future taxes on income                                              14.5           14.1
   Other current liabilities                                           23.2           32.4
   Long-term debt due within one year                                  14.6            -
                                                                    -------        -------
       Total current liabilities                                      422.5          571.7
                                                                    -------        -------
Long-term debt, less amount due within one year                       307.1          302.1

Noncurrent liabilities and deferred credits                           153.6          145.7
Deferred income taxes                                                 235.7          224.0
                                                                    -------        -------
       Total liabilities                                            1,118.9        1,243.5
                                                                    -------        -------

MINORITY INTERESTS                                                    723.6          680.1
                                                                    -------         ------
SHAREHOLDERS' EQUITY
Preferred stock, $100 par value, 5,000,000 shares authorized
                                                                      250.0          250.0
    2,500,000 shares issued and outstanding
Common stock, $1 par value, 8,000 shares authorized;
                                                                        -              -
    7,634 shares issued and outstanding
Additional capital                                                     85.9           85.9
Translation adjustment                                               (192.1)        (214.7)
Retained earnings                                                   1,860.7        1,827.8
                                                                    -------        -------
       Total shareholders' equity                                   2,004.5        1,949.0
                                                                    -------        -------
         Total liabilities and equity                             $ 3,847.0      $ 3,872.6
                                                                    -------        -------
                    (see accompanying notes)


AIHC and subsidiaries

Statements of Consolidated Income and Retained Earnings (unaudited)
(in millions)


                                                           Three months ended
                                                                 March 31
                                                           ------------------
                                                            1994        1993
                                                          --------    --------
 Statement of Consolidated Income
 REVENUES
 Sales and operating revenues                           $  599.0    $  473.8
 Revenues from related parties                              11.6        41.5
 Other income, principally interest (a)                     14.0        18.0
                                                          ------      ------
                                                           624.6       533.3
                                                          ------      ------
 COSTS AND EXPENSES
 Cost of goods sold and operating expenses (a)             472.9       379.3
 Selling, general administrative and other expenses (a)     14.8        14.2
 Provision for depreciation, depletion and amortization     30.2        26.9
 Interest expense                                            4.8         5.9
                                                          ------      ------
                                                           522.7       426.3
                                                          ------      ------
 EARNINGS
 Income before taxes on income                             101.9       107.0
 Provision for taxes on income (e)                          33.5        41.1
                                                          ------      ------
    Income from operations                                  68.4        65.9
    Equity losses                                           (4.9)       (1.3)
    Minority interests                                     (27.7)      (29.9)

 NET INCOME                                              $  35.8     $  34.7
                                                          ------      ------


Statement of Consolidated
  Retained Earnings
    Retained earnings at beginning of period            $1,827.8    $1,655.6
    Net income for period                                   35.8        34.7
                                                         -------     -------
                                                         1,863.6     1,690.3
    Less: Preferred dividends declared                       2.9         3.9
                                                         -------     -------
    Retained earnings at end of period                  $1,860.7    $1,686.4
                                                         -------     -------




                                    (see accompanying notes)



AIHC and subsidiaries

Statement of Consolidated Cash Flows (unaudited)
(in millions)


                                                               Three months ended
                                                                     March 31
                                                              --------------------
                                                               1994          1993
                                                               ----          ----
CASH FROM OPERATIONS
Net income                                                $    35.8     $    34.7
Adjustments to reconcile net income to cash from
operations:
 Depreciation, depletion and amortization                      30.2          26.9
 Increase (reduction) in deferred income taxes                  4.5         (10.1)
 Equity earnings before additional taxes, net of dividend       3.7           (.3)
 Minority interests                                            27.7          29.9
 Other                                                         10.1          (2.6)
 (Increase) reduction in receivables                           (5.7)         44.5
 (Increase) reduction in inventories                            6.0         (15.7)
 (Increase) reduction in prepaid expenses and other current
  assets                                                       (7.4)         11.2

 Reduction in accounts payable and accrued expenses           (48.3)        (41.3)
 Reduction in taxes, including taxes on income                (72.1)        (54.0)
 Net change in noncurrent assets and liabilities               (8.9)         (3.4)
                                                             ------        ------
   CASH FROM OPERATIONS                                       (24.4)         19.8
                                                             ------        ------
FINANCING ACTIVITIES
Net changes in short-term borrowings                          (55.0)         43.2
Dividends paid to shareholders                                 (2.1)         (3.9)
Dividends paid to minority interests                            -           (27.0)
Additions to long-term debt                                    11.0           -
Payments on long-term debt                                      (.4)         (3.8)
                                                             ------        ------
   CASH PROVIDED FROM (USED FOR) FINANCING                    (46.5)          8.5
   ACTIVITIES                                                ------        ------

INVESTING ACTIVITIES
Capital expenditures                                          (32.8)        (33.0)
Loans by finance subsidiary to related parties                 (6.2)        (33.9)
Payments received on finance subsidiary loans                  23.7           2.3
Net change in short-term investments, excluding cash           58.9           -
    equivalents
Additions to investments                                       (1.3)         (8.8)
                                                             ------        ------
    CASH PROVIDED FROM (USED FOR) INVESTING                    42.3         (73.4)
    ACTIVITIES                                               ------        ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         8.1          10.1
                                                             ------       -------
CHANGES IN CASH
Net change in cash and cash equivalents                       (20.5)        (35.0)
Cash and cash equivalents at beginning of year                164.4         379.4
                                                             ------        ------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  143.9      $  344.4
                                                             ------        ------

                             (see accompanying notes)

           Notes to Consolidated Financial Statements
               (in millions, except share amounts)


Notes:

(a) Alcoa International Holdings Company (AIHC) is controlled by Aluminum Company of America and its subsidiaries (Alcoa). AIHC's receivables from customers include amounts from Alcoa totaling $5.3 at March 31, 1994 and $28.5 at December 31, 1993. Trade accounts payable include amounts owed to Alcoa of $63.0 and $52.5 at the same respective dates.

     Interest income from loans to Alcoa (see note c) follows.

                             1994       1993
                             ----       ----
      First quarter         $ 8.8      $ 8.2

     The costs of products purchased from Alcoa by AIHC's selling companies follow. Terms for these transactions were established by negotiations between the parties.

                             1994       1993
                             ----       ----
      First quarter         $105.0     $105.3

(b)  Inventories consisted of:
                                   March 31   December 31
                                     1994        1993
                                     ----         ----

       Finished goods              $ 78.9      $ 67.6
       Work in process               52.8        39.2
       Bauxite and alumina           59.6        91.5
       Purchased raw materials       76.2        58.7
       Operating supplies            66.6        76.0
                                    -----       -----
                                   $334.1      $333.0
                                    -----       -----

(c) Alcoa International Finance Company, AIHC's finance subsidiary, has loaned $897.3 to Aluminum Company of America under notes detailed below. Since Alcoa controls AIHC and currently intends to continue renewing these notes, they have been classified as noncurrent.


    Face amount          Maturity date        Interest rate
    -----------          -------------        -------------

      $400.0             June 30, 1996           3.92%*
       100.0             March 31, 1995          4.90%
        50.0             September 30, 1994      4.46%
        50.0             June 30, 1994           4.44%
       297.3             On Demand               4.62%**
       -----
      $897.3
       -----


    * Effective rate as of March 31, 1994. Rate varies quarterly based on market rates.

     ** Effective rate as of March 31, 1994. Rate varies monthly based on market rates.


           Notes to Consolidated Financial Statements
               (in millions, except share amounts)


(d) Alcoa Nederland Finance B.V. (ANF), an Alcoa subsidiary, has loan commitments to AIHC and its subsidiaries for 44 million Dutch guilders, 11 million pounds sterling, and 25 million Belgian francs. At March 31, 1994 ANF had loaned 39.5 million Dutch guilders at 5.73%, 6.7 million pounds sterling at 5.7%, and 10 million Belgian francs at 7.31%; or the equivalent of $33.5.

(e) The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the 1994 estimated effective tax rate of 32.9% and the U.S. statutory rate of 35% is primarily due to taxes on foreign income.

(f) Certain amounts in previously issued financial statements were reclassified to conform to 1994 presentations.


     In the opinion of AIHC, the financial statements in this Form 10-Q report include all adjustments, including those of a normal and recurring nature, necessary to fairly state the results for the periods presented. This Form 10-Q report should be read in conjunction with the company's annual report on Form 10-K for the year ended December 31, 1993.

     The financial data required in this Form 10-Q by Rule 10-01 of Regulation S-X have been reviewed by Coopers & Lybrand, the company's independent certified public accountants, as described in their report on page 7.

Independent Auditor's Review Report
- -----------------------------------

To the Shareholders and Board of Directors
Alcoa International Holdings Company (AIHC)



     We have reviewed the unaudited consolidated balance sheet of AIHC and subsidiaries as of March 31, 1994 and the unaudited statements of consolidated income and retained earnings for the three-month periods ended March 31, 1994 and 1993, and consolidated cash flows for the three-month periods ended March 31, 1994 and 1993, which are included in AIHC's Form 10-Q for the period ended March 31, 1994. These financial statements are the responsibility of AIHC's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of AIHC and subsidiaries as of December 31, 1993, and the related statements of consolidated income and retained earnings, and cash flows for the year then ended (not presented herein). In our report dated January 11, 1994, except for Note P for which the date is February 7, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ COOPERS & LYBRAND

COOPERS & LYBRAND

Pittsburgh, Pennsylvania
April 8, 1994

Management's Discussion and Analysis of the
- -------------------------------------------
Results of Operations and Financial Condition
- ---------------------------------------------
(in millions, except as noted)

Results of Operations
- ---------------------


                                                  First Quarter
                                                  ended March 31
                                                  --------------

                                                 1994          1993
                                                 ----          ----
Sales and operating revenues by segment:
 Alumina                                      $  238.1      $  227.8
 Aluminum                                        230.3         166.4
 Sales and Distribution                          142.2         121.1
                                                ------        ------
Total                                         $  610.6      $  515.3

Net Income                                    $   35.8      $   34.7



Overview
Alcoa International Holding Company's (AIHC) 1994 first quarter earnings increased $1.1 from the 1993 first quarter. Lower prices on products within the Alumina segment and higher equity losses kept the 1994 profit close to the 1993 level. Revenues increased 18%. The increase was primarily due to Alcoa-Kofem, Kft. (Kofem) for which no activity was reflected in the 1993 period. Kofem was fully integrated into AIHC's financial records during the second quarter of 1993. Kofem's first quarter 1994 revenues were $52.

Alumina segment
Revenues from the Alumina segment increased $10.3, or 5%, from the 1993 first quarter.

Alumina shipments in the 1994 first quarter increased 15% from the year-ago quarter reflecting full operations of the AofA's Wagerup refinery expansion which was completed in late 1992. However, revenues were only up 5% because of a 9% decline in prices. The oversupply of alumina is expected to continue well into 1995, and there is little expectation of improvement of alumina prices in the near term.

Alumina-based chemicals revenues increased 38%. About 12% of the revenue increase is attributable to shipments by ACAP Australia which began operations in the 1993 fourth quarter. The remainder of the increase results from higher AofA shipments, up 43% in the 1994 first quarter, partly offset by a 12% decline in prices.

Revenues from gold operations for the 1994 three-month period were down 12% from the year-ago period due to lower shipments and an 8% reduction in prices.

Aluminum segment
Revenues from the Aluminum segment were up 38% from the 1993 first quarter. The increase was primarily due to Kofem.
Excluding the impact of Kofem, revenues for this segment were up 9% from the 1993 first quarter.

Primary aluminum shipments were down 3% from the 1993 first quarter but revenues increased 2% due to slightly higher prices. AofA reduced production by 25,000 metric tons (mt) at its Point Henry smelter in Geelong, Australia and 26,000 mt at the Portland, Australia smelter. AofA has a 45% interest in the Portland smelter.

Revenues from the sale of rigid container sheet (RCS) by AofA increased 6% from the 1993 first quarter. Volume and price increases had equal impacts on revenue. Volume and price were up 3% and 2%, respectively.

Revenues from Alcoa Nederland Holding Company (ANH) rose 12% from the 1993 quarter. The increase is primarily due to higher shipments of extrusions and flat-rolled products, up 12% from the 1993 first quarter, partially offset by an 8% decline in sales of building, agricultural and other fabricated products.

Sales and Distribution Segment
Revenues from the Sales and Distribution segment, which includes sales of alumina-based chemicals and aluminum products, grew by 17% from the 1993 quarter. Higher sales of RCS to customers in Mexico and the Far East accounted for the major share of the increase, partly offset by lower sales of various products into Venezuela. The higher sales in Mexico, the major area of improvement, reflects new business. Sales to the Far East will likely decline as sourcing of product is transferred to KSL Alcoa Aluminum Company, Ltd. (KAAL), a 50% owned AIHC venture in Japan that produces RCS.

Cost of Goods Sold
Cost of goods sold increased 4 percentage points to 77.4% of sales in the 1994 quarter. The 1994 ratio was unfavorably impacted by low margins on Kofem products.

Other Income and Expense Items
Other income was $14.0, down 22% from the 1993 first quarter.
The decrease resulted from lower exchange adjustments and lower interest income on AofA's short-term investments.

Depreciation, depletion and amortization expense increased $3.3 to $30.2 in the 1994 first quarter. The increase reflects depreciation expense from Kofem and amortization of goodwill resulting from the purchase of European sales subsidiaries from Alcoa.

Interest expense declined $1.1 from the 1993 three-month period primarily due to lower interest rates.

AIHC's estimated effective tax rate is a weighted average of the statutory rates in the countries where AIHC operates, primarily Australia and the U.S. The estimated effective tax rate for 1994 is 32.9% The difference between this rate and the U. S. statutory rate of 35% is primarily due to taxes on foreign income.

AIHC's equity losses grew to $4.9 in the 1994 first quarter from $1.3 in 1993. The higher losses were from KAAL, partly offset by improved results from Elkem Aluminium ANS, AIHC's smelting partnership in Norway. The KAAL losses are attributable to low RCS prices.

AIHC continues to participate in environmental assessments and cleanups at a number of locations, including operating facilities and adjoining properties; at previously owned and operated facilities; and at other waste sites. AIHC records a liability for environmental remediation costs or damages when a cleanup program becomes probable and the costs can be reasonably estimated. As assessments and cleanups proceed, these liabilities are adjusted based on progress in determining the extent of remedial actions and related costs and damages. The liabilities can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements and technological changes. AIHC's environmental remediation reserve balance at March 31, 1994 was $36 and reflects AIHC's most probable cost to remediate identified environmental conditions.

Liquidity and Capital Resources
Cash and cash equivalents of $143.8 were $20.5 less than at
year-end 1993.   Cash from operations resulted in the
consumption of $24.4 during the first quarter of 1994 compared to $19.8 generated in the 1993 first quarter. Cash provided from investing activities almost offset cash used for financing activities during the 1994 three-month period.

Dividends to preferred shareholders in the 1994 three-month period were $2.1 compared to $3.9 during the year-ago period. The decline reflects lower dividend rates, most of which are set by auction from time to time. AofA paid no dividends during the first quarter of 1994 compared to $54.8 in the comparable 1993 period. A dividend of $42.3, normally paid during the first quarter, was not paid until April 1994.
AIHC received $21.6, representing its 51% share of the dividend.

In April 1994, AIHC redeemed all 500,000 outstanding shares of its Voting Preferred Stock, Series I.

At March 31, 1994, AIHC's debt as a percentage of invested capital was 10.1%, compared to 10.3% at year-end 1993.
Higher minority interests and shareholders' equity caused the percentage to decrease.

Investing activities included capital expenditures of $32.8 and $33 in the first quarters of 1994 and 1993, respectively. Capital expenditures were mainly for maintaining and improving the productive efficiency of plants. Other investing activities included receipts on finance subsidiary loans and a liquidation of short-term investments, excluding cash equivalents, that generated $79.8 in the 1994 first quarter.

                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a)   Exhibits

      12.  Computation of Earnings to Fixed Charges

(b) No reports on Form 8-K were filed by AIHC during the quarter covered by this report.

                           SIGNATURES
                           ----------


   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ALCOA INTERNATIONAL HOLDINGS COMPANY






May 12, 1994                   By  /s/ JAN. H. M. HOMMEN
Date                           Jan H. M. Hommen
                               Executive Vice President
                               (Principal Financial Officer
                               and Chief Financial Officer)