Form 10-Q
period 1994-06-30
ALCOA INTERNATIONAL HOLDINGS CO
filed 1994-08-12
CIK 836243

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


For Quarter Ended June 30, 1994     Commission File Number 33-23092


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes  X         No

     As of August 12, 1994, 7,634 shares of common stock, par value $1.00, of the Registrant were outstanding.



                 PART I - FINANCIAL INFORMATION

AIHC and subsidiaries
Consolidated Balance Sheet
(in millions, except share amounts)
                                             (unaudited)
                                               June 30      December 31
                                                1994          1993
ASSETS                                         -------     -----------
Current assets:
   Cash                                        $ 26.1      $   13.3
   Short-term investments (all cash             131.0         394.7
equivalents except $64.0 in
     1994 and $243.6 in 1993)
   Receivables from customers, less allowances  423.9         351.5
1994 - $8.9; 1993 - $11.3 (a):
   Inventories (b)                              335.5         333.0
   Prepaid expenses and other current assets     32.6          19.3
                                              -------       -------
       Total current assets                     949.1       1,111.8
                                              -------       -------

Properties, plants and equipment, at cost     2,802.6       2,562.4
Less, accumulated depreciation, depletion     1,103.5         971.4
and amortization                              -------       -------

Net properties, plants and equipment          1,699.1       1,591.0

Notes receivable - Aluminum Company of          873.7        914.8
America (c)
Investments                                     169.0        155.0
Other assets and deferred charges               105.7        100.0
                                              -------      -------
         Total assets                       $ 3,796.6    $ 3,872.6
                                              =======      =======

LIABILITIES
Current liabilities:
   Short-term borrowings (d)                $    90.9    $   129.5
   Accounts payable, trade (a)                  201.6        197.8
   Accrued compensation and retirement costs     33.3         30.1
   Taxes, including taxes on income             120.8        167.8
   Future taxes on income                        15.1         14.1
   Other current liabilities                     36.8         32.4
                                              -------      -------
       Total current liabilities                498.5        571.7
                                              -------      -------
Long-term debt                                  152.4        302.1
Noncurrent liabilities and deferred credits     155.2        145.7
Deferred income taxes                           243.8        224.0
                                              -------      -------
       Total liabilities                      1,049.9      1,243.5
                                              -------      -------

MINORITY INTERESTS                              726.7        680.1
                                              -------      -------

SHAREHOLDERS' EQUITY
Preferred stock, $100 par value, 5,000,000
shares authorized
    2,000,000 shares issued and outstanding     200.0        250.0
in 1994, 2,500,000 in 1993 (e)
Common stock, $1 par value, 8,000 shares
authorized ;                                      -            -
    7,634 shares issued and outstanding
Additional capital                               85.9         85.9
Translation adjustment                         (153.7)      (214.7)
Retained earnings                             1,887.8      1,827.8
                                              -------      -------
       Total shareholders' equity             2,020.0      1,949.0
                                              -------      -------
         Total liabilities and equity       $ 3,796.6    $ 3,872.6
                                              =======      =======
                    (see accompanying notes)

AIHC and subsidiaries
Statements of Consolidated Income and Retained Earnings (unaudited)
(in millions)


                                 Second quarter ended    Six months ended
                                       June 30               June 30
                                 --------------------   -----------------
                                     1994      1993      1994      1993
                                    ------    ------    ------    ------
 Statement of Consolidated
 Income
 REVENUES
 Sales and operating revenues     $  629.5  $  622.4   $1,228.5  $1,096.2
 Revenues from related                 9.9      27.7       21.5      69.2
 parties
 Other income, principally
 interest (a)                         15.4      17.9       29.4      35.9
                                    ------    ------    -------   -------
                                     654.8     668.0    1,279.4   1,201.3
                                    ------    ------    -------   -------
 COSTS AND EXPENSES
 Cost of goods sold and
 operating                           522.4     480.4      995.3     859.7
     expenses (a)
 Selling, general
 administrative and other             21.1      23.9       35.9      38.1
     expenses (a)
 Provision for depreciation,
 depletion and                        32.3      29.7       62.5      56.6
     amortization
 Interest expense
                                       4.1       5.8        8.9      11.7
                                    ------    ------    -------   -------
                                     579.9     539.8    1,102.6     966.1
                                    ------    ------    -------   -------
 EARNINGS
 Income before taxes on               74.9     128.2      176.8     235.2
 income
 Provision for taxes on               25.0      (7.6)      58.5      33.5
 income (f)                         ------    ------    -------   -------
    Income from operations            49.9     135.8      118.3     201.7
    Equity losses                     (4.3)     (1.2)      (9.2)     (2.5)
    Minority interests
                                     (16.6)    (60.0)     (44.3)    (89.9)
                                   -------   -------    -------   -------

 NET INCOME                       $   29.0  $   74.6   $   64.8  $  109.3
                                   =======   =======    ========  =======



Statement of Consolidated
  Retained Earnings
 Retained earnings at             $1,860.7  $1,686.4   $1,827.8  $1,655.6
 beginning of period
 Net income for period                29.0      74.6       64.8     109.3
                                   -------   -------    -------   -------
                                   1,889.7   1,761.0    1,892.6   1,764.9
 Less: Preferred dividends
 declared                              1.9       4.2        4.8       8.1
                                   -------   -------    -------   -------
 Retained earnings at end of      $1,887.8  $1,756.8   $1,887.8  $1,756.8
 period                            =======   =======    =======   =======




                    (see accompanying notes)

AIHC and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)
                                              Six months ended
                                                  June 30
                                              -----------------
                                              1994         1993
                                              ----         ----
CASH FROM OPERATIONS
Net income                                $    64.8    $   109.3
Adjustments to reconcile net income to
cash from operations:
  Depreciation, depletion and                  62.5         56.6
amortization
  Increase (reduction) in deferred income       3.2        (36.3)
taxes
  Equity earnings before additional            (3.6)         2.9
taxes, net of dividends
  Minority interests                           44.3         89.9
  Other                                         6.4         31.7
  Increase in receivables                     (67.9)        (3.6)
  (Increase) reduction in inventories          14.2        (16.1)
  (Increase) reduction in prepaid
expenses and other current                     (4.0)         8.6
    assets
  Reduction (increase) in accounts              4.0        (52.0)
payable and accrued
    expenses
  Reduction in taxes, including taxes on      (56.2)       (61.7)
income
  Net change in noncurrent assets and           2.2         20.4
  liabilities                              --------     --------
    CASH FROM OPERATIONS                       69.9        149.7
                                           --------     --------

FINANCING ACTIVITIES
Net change in short-term borrowings           (42.3)       120.7
Retirement of preferred stock                 (50.0)         -
Dividends paid to shareholders                 (5.7)        (7.9)
Dividends paid to minority interests          (42.0)       (60.8)
Additions to long-term debt                    11.0         79.0
Payments on long-term debt                   (181.0)       (71.5)
                                           --------     --------
    CASH PROVIDED FROM (USED FOR)            (310.0)        59.5
                                           --------     --------

FINANCING ACTIVITIES

INVESTING ACTIVITIES
Capital expenditures                          (71.6)       (64.2)
Loans by finance subsidiary to related        (17.6)       (82.3)
parties
Payments received on finance subsidiary        58.7          8.4
loans
Reduction in short-term investments,          182.3          -
excluding cash
   equivalents
Additions to investments                       (1.3)        (8.7)
                                           --------     --------
    CASH PROVIDED FROM (USED FOR)             150.5       (146.8)
INVESTING                                  --------     --------
    ACTIVITIES

EFFECT OF EXCHANGE RATE CHANGES ON CASH        18.3        (11.1)
                                           --------     --------
CHANGES IN CASH
Net change in cash and cash equivalents       (71.3)        51.3
Cash and cash equivalents at beginning of     164.4        379.4
                                           --------     --------
year
  CASH AND CASH EQUIVALENTS AT END OF     $    93.1    $   430.7
PERIOD                                     ========     ========

                    (see accompanying notes)

           Notes to Consolidated Financial Statements
               (in millions, except share amounts)


Notes:

(a) Alcoa International Holdings Company (AIHC) is controlled by Aluminum Company of America and its subsidiaries (Alcoa). AIHC's receivables from customers include amounts from Alcoa totaling $26.5 at June 30, 1994 and $28.5 at December 31, 1993. Trade accounts payable include amounts owed to Alcoa of $72.9 and $52.5 at the same respective dates.

     Interest income from loans to Alcoa (see note c) follows.

                             1994       1993
                             ----       ----
      Second quarter       $ 10.1      $  7.4
      Six months           $ 18.9      $ 15.6

     The costs of products purchased from Alcoa by AIHC's selling companies follow. Terms for these transactions were established by negotiations between the parties.

                            1994        1993
                            ----        ----
      Second quarter       $162.4       $121.6
      Six months           $267.4       $226.9

(b)  Inventories consisted of:

                                     June 30   December 31
                                      1994         1993
                                      ----         ----

       Finished goods              $  74.1     $  67.6
       Work in process                62.1        39.2
       Bauxite and alumina            57.5        91.5
       Purchased raw materials        73.7        58.7
       Operating supplies             68.1        76.0
                                     -----       -----
                                    $335.5      $333.0
                                     =====       =====

(c) Alcoa International Finance Company, AIHC's finance subsidiary, has loaned $873.7 to Aluminum Company of America under notes detailed below. Since Alcoa controls AIHC and currently intends to continue renewing these notes, they have been classified as noncurrent.


    Face amount        Maturity date        Interest rate

    $400.0             June 30, 1996           4.44%*
     100.0             March 31, 1995          4.90%
      50.0             September 30, 1994      4.46%
      50.0             September 30, 1994      5.51%
     273.7             On Demand               5.49%**
     -----
    $873.7
     =====

  * Effective rate as of June 30, 1994. Rate varies quarterly based on market rates.

  ** Effective rate as of June 30, 1994. Rate varies monthly based on market rates.

           Notes to Consolidated Financial Statements
               (in millions, except share amounts)


(d) Alcoa Nederland Finance B.V. (ANF), an Alcoa subsidiary, has loan commitments to AIHC and its subsidiaries for 44 million Dutch guilders, 11 million pounds sterling and 80 million Belgian francs. At June 30, 1994 ANF had loaned 39.5 million Dutch guilders at 5.18%, 7.2 million pounds sterling at 5.32%, and 73 million Belgian francs at 6.13%; or the equivalent of $35.4.

(e) In April 1994, AIHC redeemed, at par, all 500,000 outstanding shares of its Voting Preferred Stock, Series I.

(f) The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the 1994 estimated effective tax rate of 33% and the U.S. statutory rate of 35% is primarily due to taxes on foreign income.

(g) Certain amounts in previously issued financial statements were reclassified to conform to 1994 presentations.


- -----------------------------------------------------------

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

Independent Auditor's Review Report

To the Shareholders and Board of Directors
Alcoa International Holdings Company (AIHC)



     We have reviewed the unaudited consolidated balance sheet of AIHC and subsidiaries as of June 30, 1994 and the unaudited statements of consolidated income and retained earnings for the three-month and six-month periods ended June 30, 1994 and 1993, and consolidated cash flows for the six-month periods ended June 30, 1994 and 1993, which are included in AIHC's Form 10-Q for the period ended June 30, 1994. These financial statements are the responsibility of AIHC's management.

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

/s/ COOPERS & LYBRAND

COOPERS & LYBRAND

Pittsburgh, Pennsylvania
July 8, 1994

Management's Discussion and Analysis of the Results of Operations and Financial Condition
(in millions, except as noted)


Results of Operations

                                 Second quarter         Six months
                                 ended June 30        ended June 30
                                 --------------       -------------
                                 1994      1993      1994      1993
                                 ----      ----      ----      ----
Sales and operating revenues
by segment:
 Alumina                         $235.4    $270.8   $  473.5  $  498.6
 Aluminum                         232.6     241.0      462.9     407.4
 Sales and Distribution           171.4     138.3      313.6     259.4
                                  -----     -----    -------   -------
Total                            $639.4    $650.1   $1,250.0  $1,165.4

Net Income                       $ 29.0  $   74.6   $   64.8  $  109.3


Overview
Alcoa International Holdings Company's (AIHC) 1994 second quarter and year-to-date earnings were $45.6 and $44.5 lower than in the respective 1993 periods. Earnings for both the 1993 quarter and six months included a favorable adjustment of $26.3 from a reduction in Australia's corporate tax rate from 39% to 33%. Lower prices on products within the Alumina segment also negatively effected 1994 earnings.

Alumina Segment
Revenues from the Alumina segment declined 13% from the 1993 second quarter and 5% year-to-date.

Alumina shipments were up 7% and 11%, respectively, from the 1993 second quarter and six months. Despite increased shipments, revenues dropped 12% compared to the 1993 second quarter because of an 18% decline in prices. Year-to-date, revenues and prices are down 4% and 14%, respectively, due to an oversupply of alumina which is expected to continue well into 1995.

Revenues from alumina-based chemicals fell 17% from the 1993 quarter. The revenues include those from ACAP Australia
(ACAP) which began operations in the 1993 fourth quarter. Excluding ACAP revenues, the second quarter decrease was 26% and reflects declines in shipments and prices of 15% and 12%, respectively. Year-to-date, revenues are up 8% due to ACAP and higher Alcoa of Australia (AofA) shipments in the 1994 period, partially offset by lower prices.

Gold revenues for the 1994 six-month period fell 21% from 1993 due to lower shipments and a 17% reduction in prices. Year-to-date, gold production was 57,134 ounces compared to 70,409 ounces during the 1993 period. Gold recovery per metric ton of ore during 1994 has decreased 11% from that in the 1993 first half.

Aluminum Segment
Revenues from this segment increased 14% compared to the 1993 first half. Most of the increase relates to Alcoa-Kofem, Kft which experienced increased sales in 1994 for nearly all of its products.

Year-to-date, primary aluminum shipments were about even with 1993. AofA shipments were down from the 1993 period due to production cuts, but growth in Kofem shipments helped offset the decline. AofA reduced production by 25,000 metric tons
(mt) at its Point Henry smelter in Geelong, Australia and 26,000 mt at the Portland, Australia smelter. AofA has a 45% interest in the Portland smelter. Ingot revenues for the 1994 six months grew slightly, reflecting higher realized prices. A gradual strengthening of prices in the aluminum industry has been helped by reductions in worldwide aluminum production and inventories.

Shipments of rigid container sheet (RCS) by AofA dropped 13% from the 1993 second quarter. The decline, combined with an 8% deterioration in prices, caused a reduction in revenues of 20% compared to 1993. Year-to-date, RCS shipments and revenues declined 5% and 8%, respectively.

Revenues from Alcoa Nederland Holding Company (ANH) in the
1994 second quarter and six months rose 22% and 16%, respectively, from the comparable 1993 periods. The increases were caused by higher shipments of rolled product and extrusions, up 18% and 15% from the respective 1993 periods, and revenues from Compri Aluminum, a producer of building products that was acquired in the third quarter of 1993.

Sales and Distribution Segment
Revenues from the Sales and Distribution segment, which include sales of alumina-based chemicals and aluminum products, increased 24% and 21%, respectively, from the 1993 quarter and six months. RCS shipments to Saudi Arabia, the Far East, Mexico and Canada contributed to the improvement.

Cost of Goods Sold
Cost of goods sold was 81.7% of sales in the 1994 quarter, or
7.8 percentage points higher than in the 1993 quarter. Year-to-date, the ratio was 79.6%, or 5.8 percentage points higher than in 1993. The 1994 ratios were unfavorably impacted by declining prices, principally in the Alumina segment.

Other Income and Expense Items
Other income was down 14% and 18%, respectively, from the 1993 second quarter and year-to-date periods. The year-to-date decrease was largely due to lower exchange adjustments, losses on asset dispositions and lower interest income on AofA's short-term investments.

Depreciation, depletion and amortization expense increased
$2.6 and $5.9, respectively, from the 1993 second quarter and first half. The increases are due to higher asset capitalizations during the 1994 periods.

Interest expense declined $1.7 and $2.8 from the 1993 second quarter and six months. A significant debt reduction by AofA during the 1994 second quarter, along with lower interest rates in 1994, were the main causes of the change.
AIHC's estimated effective tax rate is a weighted average of the statutory rates in the countries where AIHC operates, primarily Australia and the U.S. The estimated effective tax rate for 1994 is 33%. The difference between this rate and the U.S. statutory rate of 35% is primarily due to taxes on foreign income.

AIHC's equity losses were $4.3 in the 1994 second quarter and $9.2 year-to-date, up from losses of $1.2 and $2.5 in the respective 1993 periods. The higher equity losses, mainly from KSL Alcoa Aluminum Company, Ltd. (KAAL), a 50%-owned venture in Japan that produces RCS, were partly offset by improved results from Elkem Aluminium ANS, a smelting partnership in Norway. The KAAL losses are largely attributable to low RCS prices.

AIHC continues to participate in environmental assessments and cleanups at a number of locations, including operating facilities and adjoining properties; at previously owned and operated facilities; and at other waste sites. AIHC records a liability for environmental remediation costs or damages when a cleanup program becomes probable and the costs can be reasonably estimated. As assessments and cleanups proceed, these liabilities are adjusted based on progress in determining the extent of remedial actions and related costs and damages. The liabilities can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements and technological changes. AIHC's environmental remediation reserve balance at June 30, 1994 was $14 and reflects AIHC's most probable cost to remediate identified environmental conditions.

Liquidity and Capital Resources
Cash from operations during the 1994 six-month period was $69.9, down $79.8 from the 1993 period. The reduction was primarily caused by lower 1994 earnings.

In April 1994, AIHC redeemed, at par, all 500,000 outstanding shares of its Voting Preferred Stock, Series I.

AIHC paid dividends of $5.7 to preferred shareholders in the 1994 first half compared to $7.9 during the year-ago period. The decline reflects the redemption discussed above and lower dividend rates, most of which are set by auction from time to time. Dividends paid by AofA during the 1994 six-month period were $85.7 compared to $124.1 in the 1993 period.
AIHC received $43.7 and $63.3, respectively, of the AofA dividends.

Payments on long-term debt in the first half of 1994 exceeded additions by $170. The net decrease in long-term debt was caused by AofA paydowns from the proceeds of short-term investments.

AIHC's debt as a percentage of invested capital fell to 5.3% at June 30, 1994, compared to 10.3% at year-end 1993. Lower debt and higher minority interests and shareholders' equity caused the percentage to decrease.

Investing activities in the 1994 first half generated $150.5. The most significant item effecting this activity was a reduction in short-term investments of $182.3, excluding cash equivalents. Capital expenditures were $71.6 and $64.2 during the 1994 and 1993 six-month periods, respectively. Capital expenditures were mostly for sustaining operations but included some capacity-enhancing expenditures.

Subsequent Event

On July 6, 1994, Alcoa and Western Mining Corporation
Holdings (WMC) announced a restructuring of their respective alumina and inorganic chemicals investments, as well as certain integrated aluminum fabricating and smelting operations.
WMC and Alcoa intend to combine these operations into a worldwide enterprise owned 60% by Alcoa and 40% by WMC. As a result of this transaction, it is intended that AIHC's interest in AofA will increase to 60% from 51%. The financial structure of the transaction has not yet been determined and, therefore, the financial impact on AIHC is uncertain. The parties expect to complete the transaction by the end of 1994.

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

                        ALCOA INTERNATIONAL HOLDINGS COMPANY






August 12, 1994                  By  /s/ JAN H. M. HOMMEN
Date                               Jan H. M. Hommen
                                   Executive Vice President
                                   (Principal Financial Officer
                                   and Chief Accounting
                                   Officer)