Form 10-Q
period 1994-09-30
ALCOA INTERNATIONAL HOLDINGS CO
filed 1994-11-10
CIK 836243

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



     (Mark One)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               OR

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1994   Commission File Number 33-23092


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

     As of November 10, 1994, 7,634 shares of common stock, par value $1.00, of the Registrant were outstanding.



                 PART I - FINANCIAL INFORMATION
AIHC and subsidiaries
Consolidated Balance Sheet
(in millions, except share amounts)


                                                       (unaudited)
                                                       September 30   December 31
                                                           1994          1993
                                                           ----          ----

ASSETS
Current assets:
  Cash                                                 $    21.7      $    13.3
  Short-term investments (all cash equivalents except
    $2.5 in 1994 and $243.6 in 1993)                       118.3          394.7
  Receivables from customers, less allowances:
    1994 - $10.9; 1993 - $11.3 (a)                         388.6          351.5
  Inventories (b)                                          323.6          333.0
  Prepaid expenses and other current assets                 44.1           19.3
                                                         -------        -------
    Total current assets                                   896.3        1,111.8
                                                         -------        -------

Properties, plants and equipment, at cost                2,863.8        2,562.4
Less, accumulated depreciation, depletion and
  amortization                                           1,145.8          971.4
                                                         -------        -------
Net properties, plants and equipment                     1,718.0        1,591.0

Notes receivable - Aluminum Company of America (c)         955.9          914.8
Investments                                                175.6          155.0
Other assets and deferred charges                           99.0          100.0
                                                         -------        -------
     Total assets                                      $ 3,844.8      $ 3,872.6
                                                         =======        =======

LIABILITIES
Current liabilities:
  Short-term borrowings (d)                            $   140.8      $   129.5
  Accounts payable, trade (a)                              155.9          197.8
  Accrued compensation and retirement costs                 37.4           30.1
  Taxes, including taxes on income                          96.6          167.8
  Future taxes on income                                    15.3           14.1
  Other current liabilities                                 25.3           32.4
  Long-term debt due within one year                          .7            -
                                                         -------        -------
    Total current liabilities                              472.0          571.7
                                                         -------        -------
Long-term debt                                             150.0          302.1
Noncurrent liabilities and deferred credits                155.8          145.7
Deferred income taxes                                      249.1          224.0
                                                         -------        -------
     Total liabilities                                   1,026.9        1,243.5
                                                         -------        -------

MINORITY INTERESTS                                         739.9          680.1
                                                         -------        -------

SHAREHOLDERS' EQUITY
Preferred stock, $100 par value, 5,000,000 shares
  authorized; 2,000,000 shares issued and outstanding
  in 1994, 2,500,000 in 1993 (e)                           200.0          250.0
Common stock, $1 par value, 8,000 shares authorized;
  7,634 shares issued and outstanding                        -              -
Additional capital                                          86.3           85.9
Translation adjustment                                    (142.0)        (214.7)
Retained earnings                                        1,933.7        1,827.8
                                                         -------        -------
    Total shareholders' equity                           2,078.0        1,949.0
                                                         -------        -------
     Total liabilities and equity                      $ 3,844.8      $ 3,872.6
                                                         =======        =======

                        (see accompanying notes)


AIHC and subsidiaries
Statements of Consolidated Income and Retained Earnings (unaudited)
(in millions)



                                       Third quarter ended     Nine months ended
                                          September 30           September 30
                                          ------------           ------------
                                        1994        1993       1994        1993
                                      --------    --------   --------    --------

 Statement of Consolidated Income

 REVENUES
 Sales and operating revenues        $   662.2   $   602.0   $1,890.7    $1,698.2
 Revenues from related parties            12.6        22.4       34.1        91.6
 Other income, principally
     interest(a)                          20.1        20.1       49.5        56.0
                                       -------     -------    -------     -------
                                         694.9       644.5    1,974.3     1,845.8
                                       -------     -------    -------     -------

 COSTS AND EXPENSES
 Cost of goods sold and operating
     expenses (a)                        527.9       479.3    1,523.2     1,339.0
 Selling, general administrative
     and other expenses (a)               24.9        19.0       60.8        57.1
 Provision for depreciation,
     depletion and amortization           32.1        28.6       94.6        85.2
 Interest expense                          3.5         5.9       12.4        17.6
                                       -------     -------    -------     -------
                                         588.4       532.8    1,691.0     1,498.9
                                       -------     -------    -------     -------

 EARNINGS
 Income before taxes on income           106.5       111.7      283.3       346.9
 Provision for taxes on income (f)        26.8        35.9       85.3        69.4
                                       -------     -------    -------     -------
    Income from operations                79.7        75.8      198.0       277.5
 Equity losses                            (1.5)       (2.0)     (10.7)       (4.5)
 Minority interests                      (30.0)      (30.7)     (74.3)     (120.6)
                                       -------     -------    -------     -------

 NET INCOME                           $   48.2    $   43.1   $  113.0    $  152.4
                                       =======     =======    =======     =======


 Statement of Consolidated Retained Earnings

 Retained earnings at beginning of    $1,887.8    $1,756.8   $1,827.8    $1,655.6
     period
 Net income for period                    48.2        43.1      113.0       152.4
                                       -------     -------    -------     -------
                                       1,936.0     1,799.9    1,940.8     1,808.0
 Less: Preferred dividends declared        2.3         2.7        7.1        10.8
                                       -------     -------    -------     -------
 Retained earnings at end of period   $1,933.7    $1,797.2   $1,933.7    $1,797.2
                                       =======     =======    =======     =======


                    (see accompanying notes)


AIHC and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)


                                                           Nine months ended
                                                              September 30
                                                          -------------------

                                                          1994            1993
                                                          ----            ----

CASH FROM OPERATIONS
Net income                                            $   113.0        $  152.4
Adjustments to reconcile net income to cash from
operations:
  Depreciation, depletion and amortization                 94.5            85.2
  Increase (reduction) in deferred income taxes             5.2           (32.2)
  Equity earnings before additional taxes, net of
    dividends                                               9.8             4.2
  Book value of asset disposals                            12.5             -
  Minority interests                                       74.3           120.6
  Other                                                     4.7            24.9
  Increase in receivables                                 (29.6)          (41.7)
  (Increase) reduction in inventories                      29.0            (2.5)
  (Increase) reduction in prepaid expenses and
    other current assets                                  (15.6)           16.0
  (Increase) in accounts payable and
    accrued expenses                                      (50.6)          (52.2)
  Reduction in taxes, including taxes on income           (82.1)          (49.4)
  Net change in noncurrent assets and liabilities          (5.2)           28.3
                                                        -------         -------
    CASH FROM OPERATIONS                                  159.9           253.6
                                                        -------         -------

FINANCING ACTIVITIES
Net change in short-term borrowings                         7.3            98.3
Retirement of preferred stock                             (49.6)            -
Dividends paid to shareholders                             (8.0)          (10.9)
Dividends paid to minority interests                      (63.7)          (93.6)
Reductions of minority interest                             (.1)            -
Additions to long-term debt                                11.0           101.2
Payments on long-term debt                               (184.7)          (75.9)
                                                        -------         -------
    CASH PROVIDED FROM FINANCING ACTIVITIES              (287.8)           19.1
                                                        -------         -------

INVESTING ACTIVITIES
Capital expenditures                                     (104.8)         (102.6)
Loans by finance subsidiary to related parties           (103.3)         (125.7)
Payments received on finance subsidiary loans              62.3            11.2
Reduction in short-term investments, excluding
    cash equivalents                                      243.8             -
Additions to investments                                  (16.5)          (10.5)
                                                        -------         -------
    CASH PROVIDED FROM INVESTING ACTIVITIES                81.5          (227.6)
                                                        -------         -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    19.5           (24.7)
                                                        -------         -------

CHANGES IN CASH
Net change in cash and cash equivalents                   (26.9)           20.4
Cash and cash equivalents at beginning of year            164.4           379.4
                                                        -------         -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   137.5        $  399.8
                                                        =======         =======

                    (see accompanying notes)



           Notes to Consolidated Financial Statements
               (in millions, except share amounts)


Notes:

(a) Alcoa International Holdings Company (AIHC) is controlled by Aluminum Company of America and its subsidiaries (Alcoa). AIHC's receivables from customers include amounts from Alcoa totaling $21.1 at September 30, 1994 and $28.5 at December 31, 1993. Trade accounts payable include amounts owed to Alcoa of $35.4 and $52.5 at the same respective dates.

     Interest income from loans to Alcoa (see note c) follows.

                               1994       1993
                               ----       ----
      Third quarter          $ 12.0     $  8.3
      Nine months            $ 30.9     $ 23.9

     The costs of products purchased from Alcoa by AIHC's selling companies follow. Terms for these transactions were established by negotiations between the parties.

                              1994       1993
                              ----       ----
      Third quarter         $139.0     $105.0
      Nine months           $406.4     $331.9

(b)  Inventories consisted of:
                                    September 30   December 31
                                        1994          1993
                                        ----          ----
       Finished goods                  $ 78.8        $ 67.6
       Work in process                   50.9          39.2
       Bauxite and alumina               53.9          91.5
       Purchased raw materials           71.4          58.7
       Operating supplies                68.6          76.0
                                        -----         -----
                                       $323.6        $333.0
                                        =====         =====

(c) Alcoa International Finance Company, AIHC's finance subsidiary, has loaned $955.9 to Aluminum Company of America under notes detailed below. Since Alcoa controls AIHC and currently intends to continue renewing these notes, they have been classified as noncurrent.


     Face amount        Maturity date        Interest rate
     -----------        -------------        -------------
       $400.0           June 30, 1996           5.51%*
        100.0           March 31, 1995          4.90%
         50.0           March 31, 1995          5.91%
         50.0           December 31, 1994       5.87%
        355.9           On Demand               5.84%**
        -----
       $955.9
        =====

     * Effective rate as of September 30, 1994. Rate varies quarterly based on market rates.

     ** Effective rate as of September 30, 1994. Rate varies monthly based on market rates.


(d) Alcoa Nederland Finance B.V. (ANF), an Alcoa subsidiary, has loan commitments to AIHC and its subsidiaries for 44 million Dutch guilders, 11 million pounds sterling and 100 million Belgian francs. At September 30, 1994 ANF had loaned 39.5 million Dutch guilders at 5.26%, 8 million pounds sterling at 5.76%, and 93 million Belgian francs at 6.13%; or the equivalent of $38.4.

(e) In April 1994, AIHC redeemed, at par, all 500,000 outstanding shares of its Voting Preferred Stock, Series I.


           Notes to Consolidated Financial Statements
               (in millions, except share amounts)


(f) The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the 1994 estimated effective tax rate of 31.3% and the U.S. statutory rate of 35% is primarily due to taxes on foreign income.

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

     The financial data required in this Form 10-Q by Rule 10-01 of Regulation S-X have been reviewed by Coopers & Lybrand
     L.L.P., the Company's independent certified public accountants, as described in their report on page 7.

Independent Auditor's Review Report

To the Shareholders and Board of Directors
Alcoa International Holdings Company (AIHC)

     We have reviewed the unaudited consolidated balance sheet of AIHC and subsidiaries as of September 30, 1994 and the unaudited statements of consolidated income and retained earnings for the three-month and nine-month periods ended September 30, 1994 and 1993, and consolidated cash flows for the nine-month periods ended September 30, 1994 and 1993, which are included in AIHC's Form 10-Q for the period ended September 30, 1994. These financial statements are the responsibility of AIHC's management.

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

/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Pittsburgh, Pennsylvania
October 7, 1994

Management's Discussion and Analysis of the Results of Operations and Financial Condition
(in millions, except as noted)


Results of Operations


                                     Third quarter            Nine months
                                   ended September 30      ended September 30
                                   ------------------      ------------------

                                    1994        1993       1994        1993
                                    ----        ----       ----        ----

Sales and operating revenues by
  segment:
 Alumina                          $  234.7    $  266.6   $  708.2    $  765.2
 Aluminum                            281.0       218.3      743.9       625.7
 Sales and Distribution              159.1       139.5      472.7       398.9
                                   -------     -------    -------     -------
Total                             $  674.8    $  624.4   $1,924.8    $1,789.8

Net Income                        $   48.2    $   43.1   $  113.0    $  152.4


Overview
Alcoa International Holdings Company's (AIHC) 1994 third quarter earnings were $5.1 higher than the 1993 period. Year-to-date earnings were $39.4 lower than in the respective 1993 period. Earnings for the 1993 nine-month period included a favorable adjustment of $26.3 from a reduction in Australia's corporate tax rate from 39% to 33%. Lower prices on products within the Alumina segment also negatively affected 1994 earnings.

AIHC's operations, divided into three segments, follow:

1. Alumina Segment
Total revenues from the alumina segment were $234.7 in the 1994 third quarter, a decrease of 12% from the 1993 quarter.
Year-to-date, revenues were down 7% from the 1993 nine-month period.

Alumina shipments increased 7% and 9%, respectively, over the 1993 third quarter and nine-month periods. In spite of increased shipments, revenues dropped 11% compared to the 1993 third quarter because of a 17% decline in prices. Year-to-date, revenues and prices are down 7% and 15%, respectively, primarily due to an oversupply of alumina brought on by aluminum production curtailments.

Revenues from alumina-based chemicals increased 6% in the 1994 quarter and 7% year-to-date over the respective 1993 periods. The revenues include those from ACAP Australia
(ACAP), a subsidiary which began operations in the 1993 fourth quarter. Excluding ACAP revenues, third quarter revenues decreased 4%, reflecting changes in product mix. Year-to-date, revenues were down 3% due to a 15% reduction in prices, partially offset by a 14% increase in shipments.

Gold revenues for the 1994 nine-month period fell 25% from 1993 due to a reduction in shipments resulting from lower grade ore. Prices also fell by 16%. Gold production was 92,610 ounces compared to 103,870 ounces during the 1993 period.

2. Aluminum Segment
For the third quarter, total revenues from this segment were up 29%, compared to the 1993 period. For the nine-month period, revenues increased 19%. Most of the increases relate to Alcoa-Kofem, Kft (Kofem) which experienced higher shipments in the 1994 quarter and year-to-date periods for nearly all of its products.

Primary aluminum shipments for the first nine months of 1994 were down 2% from 1993. Alcoa of Australia's (AofA) shipments were down due to production cuts, but growth in Kofem shipments helped offset the decline. In 1993, AofA reduced production by 25,000 metric tons (mt) at its Point Henry smelter in Geelong, Australia and 26,000 mt at the Portland, Australia smelter. AofA has a 45% interest in the Portland smelter. Ingot revenues for the 1994 nine months increased 6%, reflecting higher realized prices. Aluminum ingot prices continue to rise due to higher demand for aluminum and reductions in worldwide aluminum production.

Rigid container sheet (RCS) revenues from AofA increased 24% from the 1993 third quarter, resulting from a 32% rise in shipments, partially offset by a 7% decline in prices. Year-to-date, RCS shipments and revenues were up 12% and 2%, respectively.

Revenues from Alcoa Nederland Holding Company (ANH) in the 1994 nine-month period rose 6% from the comparable 1993 period. The increase was due to higher shipments of rolled products and extrusions, and revenues from Compri Aluminum, a producer of building products that was acquired in the third quarter of 1993.

3. Sales and Distribution Segment
The Sales and Distribution segment includes the worldwide sales activities of certain of the Company's wholly owned subsidiaries. These sales subsidiaries handle a broad range of alumina and aluminum products in various markets worldwide. Revenues from this segment increased 14% and 19%, respectively, from the 1993 quarter and nine-month periods. RCS shipments to Saudi Arabia, the Far East, Mexico and Canada along with increased shipments of forgings and plate to Canada contributed to the improvement.

Cost of Goods Sold
Cost of goods sold was 78.2% of sales in the 1994 quarter, or .7 percentage points higher than in the 1993 quarter. Year-to-date, the ratio was 79.1%, 2.9 percentage points higher than the 1993 period. The 1994 ratios were unfavorably impacted by declining alumina and chemicals prices.

Other Income and Expense Items
Other income was unchanged from the 1993 third quarter and down 12% from the nine-month period. The year-to-date decrease was largely due to lower exchange adjustments, losses on asset dispositions and lower interest income due to liquidation of a significant portion of AofA's short-term investments.

Selling, general and administrative expenses increased 31% and 7%, respectively, from the 1993 quarter and nine-month periods. The increases are primarily due to the addition of Compri Aluminum (as mentioned above), a weaker U.S. dollar, and higher selling costs at Kofem and Alcoa International S. A.

Depreciation, depletion and amortization expense increased
12% from the 1993 third quarter and 11% from the 1993 nine-month period. The increases are due to higher asset capitalization and obsolescence during the 1994 periods.

Interest expense declined $2.4 and $5.2 from the 1993 third quarter and nine-month periods. The declines are primarily due to a significant debt reduction by AofA during the 1994 second quarter.

AIHC's estimated effective tax rate is a weighted average of the statutory rates in the countries where AIHC operates, primarily Australia and the U.S. The estimated effective tax rate for 1994 is 31.3%. The difference between this rate and the U.S. statutory rate of 35% is primarily due to taxes on foreign income.

AIHC continues to participate in environmental assessments and cleanups at a number of locations, including operating facilities and adjoining properties; at previously owned and operated facilities; and at other waste sites. AIHC records a liability for environmental remediation costs or damages when a cleanup program becomes probable and the costs can be reasonably estimated. As assessments and cleanups proceed, these liabilities are adjusted based on progress in determining the extent of remedial actions and related costs and damages. The liabilities can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements and technological changes. AIHC's environmental remediation reserve balance at September 30, 1994 was $10 and reflects AIHC's most probable cost to remediate identified environmental conditions.

Liquidity and Capital Resources
Cash from operations during the 1994 nine-month period was $159.9, down $96.4 from the same 1993 period. The reduction was primarily caused by lower year-to-date 1994 earnings and a reduction in tax liabilities.

In April 1994, AIHC redeemed, at par, all 500,000 outstanding shares of its Voting Preferred Stock, Series I.

AIHC paid dividends of $7.1 to preferred shareholders in the 1994 nine-month period compared to $10.8 during the year-ago period. The decline reflects the redemption discussed above and lower dividend rates, most of which are set by auction from time to time. Dividends paid by AofA during the 1994 nine-month period were $130 compared to $191 in the 1993 period. AIHC received $66.3 and $97.4, respectively, of the AofA dividends.

Payments on long-term debt in the first nine months of 1994 exceeded additions by $173.7. The net decrease in long-term debt is attributable to AofA debt payments made using the proceeds from liquidation of short-term investments.

AIHC's debt as a percentage of invested capital fell to 5.1% at September 30, 1994, compared to 10.3% at year-end 1993.
Lower debt and higher minority interests and shareholders' equity caused the percentage to decrease.

Investing activities in the 1994 nine-month period generated $81.5. The most significant item was $243.8 generated by a reduction in short-term investments. Capital expenditures reduced cash by $104.8 and new loans to related parties used $41.0.

                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
     12.  Computation of Earnings to Fixed Charges
     27.  Financial Data Schedule

(b) No reports on Form 8-K were filed by AIHC during the quarter covered by this report.


                           SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ALCOA INTERNATIONAL HOLDINGS COMPANY






November 10, 1994        By  /s/ JAN. H. M.HOMMEN
Date                         Jan H. M. Hommen
                             Executive Vice President
                             (Principal Financial Officer
                                   and Chief Accounting Officer)


                            EXHIBITS

                                                           Page

   12. Computation of Ratio of Earnings to Fixed Charges    14

   27. Financial Data Schedule